Form 10-K
period 2010-12-31
Fraternity Community Bancorp Inc
filed 2011-03-30
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-54271

FRATERNITY COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-3683448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

764 Washington Boulevard, Baltimore, Maryland	21230
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (410) 539-1313

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.01 per share

                                                                                                                       (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 28, 2011, the registrant had no shares of its common stock outstanding.

EXPLANATORY NOTE

Fraternity Community Bancorp, Inc. (the “Company”) filed a Registration Statement on Form S-1 (File No. 333-170215), as amended (the “Form S-1”), with the Securities and Exchange Commission (the “SEC”), which the SEC declared effective on February 10, 2011. The Form S-1 included financial statements for the interim period ended September 30, 2010 and for the years ended December 2009 and 2008. Therefore, the Company is filing this Annual Report on Form 10-K pursuant to Rule 13a-1 of the Securities and Exchange Act of 1934, as amended, in order to file financial statements for the year ended December 31, 2010, the fiscal year subsequent to the last full fiscal year for which financial statements were included in the Form S-1.

The Company was incorporated in October 2010 by Fraternity Federal Savings and Loan Association, Baltimore, Maryland (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”). Upon completion of the Conversion, the Company will own all of the Bank’s outstanding capital stock and will direct, plan and coordinate the Bank’s business activities. The Company is not currently an operating company and, therefore, the information presented in this report is on a consolidated basis for the Bank.

i

ii

Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described herein under “Item 1A. Risk Factors” that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Business

General

Fraternity Community Bancorp, Inc. Fraternity Community Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on October 12, 2010 by Fraternity Federal Savings and Loan Association (the “Bank”) to be its holding company following Fraternity Federal’s conversion from the mutual to the stock form of organization (the “Conversion”). Currently, Fraternity Community Bancorp has no assets. Following the Conversion, Fraternity Community Bancorp will own all of Fraternity Federal Savings and Loan Association’s capital stock and will direct, plan and coordinate Fraternity Federal Savings and Loan Association’s business activities.

Fraternity Federal Savings and Loan Association. Founded in 1913, Fraternity Federal Savings and Loan Association is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its market area, which consists of Baltimore City and Baltimore, Carroll and Howard Counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one- to four-family mortgage loans, as well as commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer consumer loans and, to a limited extent, commercial business loans. We currently operate out of our corporate headquarters and main office in Baltimore and full-service branch offices located in Cockeysville, Ellicott City and Hampstead, Maryland. We are subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At December 31, 2010, we had total assets of $169.7 million, total deposits of $130.0 million and total equity of $16.0 million.

The Company’s and the Bank’s executive offices are located at 764 Washington Boulevard, Baltimore, Maryland 21230 and its main telephone number is (410) 539-1313. We maintain an Internet website at http://www.fraternityfed.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area

We are headquartered in Baltimore, Maryland. We consider our lending market to consist of the Greater Baltimore area, which consists of Baltimore City and the surrounding Counties of Baltimore, Carroll, Howard, Harford and Anne Arundel in Maryland, although almost all of our deposits come from our branch office locations in Baltimore City and Baltimore, Carroll and Howard Counties. The economy of our market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. This diversification helped to mitigate the impact of the economic recession experienced over the last two years, as Maryland’s seasonable adjusted unemployment rose from 4.6% in August of 2008 to 7.3% by September of 2010, which remained well below the national seasonably adjusted unemployment rate which rose from 6.2% in August of 2008 to 9.6% by August of 2010 (Source: Maryland Department of Labor, Licensing and Regulation). Select employers in the Baltimore metropolitan area include Johns Hopkins University, Johns Hopkins Hospital and Health System, University of Maryland Health System, University of Maryland, Baltimore, and LifeBridge Health. Other large employers in Baltimore City include Constellation Energy, Legg Mason, Verizon, and the U.S. Social Security Administration. In Howard County, the largest employers include the Johns Hopkins Applied Physics Laboratory, Northrop Grumman, Verizon Wireless and SAIC, while Carroll County’s largest employers include the Carroll County Hospital, Springfield Hospital Center, Random House, EMA/Fairhaven Retirement Communities and McDaniel College.

Demographic and economic growth trends provide key insight into the health of our market area. The following table sets forth information regarding the distribution of our loans and deposits and demographic information for the counties in our market area, including Baltimore City, and the State of Maryland. The demographic information is based on published statistics of the U.S. Census Bureau.

	Baltimore City	Baltimore County	Carroll County	Howard County	Maryland
Loans by County (in millions) (1)	$25.4	$62.3	$4.2	$5.4	$111.0
Deposits by County (in millions) (1)	19.1	47.7	5.5	57.7	130.0
Unemployment rate (2)	10.4	7.8	5.9	5.1	7.0
Median household income (3)	$36,650	$63,355	$76,938	$100,769	$66,983
Population growth (decline) (4)	(2.1)%	4.7%	12.7%	10.9%	7.6%

(1)	At September 30, 2010
(2)	December 2010
(3)	For 2010
(4)	From April 2000 to July 2009

If the population of Baltimore City continues to decline, it could negatively affect our deposit and loan volumes. However, we maintain only a single branch in Baltimore City, and Baltimore City accounted for only 14.7% of our total deposits and 23.0% of our total loans at December 31, 2010. As a result, we expect the adverse effect on our loan and deposit volumes of any future population declines in Baltimore City to be limited.

Our lending area, like many regions of the United States, has experienced declines in home values in recent years. According to the National Association of Realtors, from 2007 to the third calendar quarter of 2010, the median sales price of existing single-family homes in the Baltimore-Towson, Maryland metropolitan area declined from $286,100 to $257,100, representing a deduction of 10.1%. Home prices in the Baltimore-Towson metropolitan area have increased by 5.4% from January 1, 2010 through December 31, 2010. The Baltimore-Towson, Maryland metropolitan area is comprised of our lending market plus Queen Anne’s County, Maryland, and represents a reasonable proxy for home price data in our lending market.

According to Real Estate Business Intelligence, a real estate data company, the number of home sales in our lending market area, the Baltimore metropolitan region, totaled 1,560 for the month of October 2010, up 29.7% from the number of home sales in October 2009 and up 8.6% from the number of home sales in September 2010.

Lending Activities

General. The largest segment of our loan portfolio is real estate mortgage loans, consisting primarily of one- to four-family mortgage loans, and, to a lesser extent, commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer consumer loans and, to a limited extent, commercial business loans. We originate one- to four-family mortgage loans primarily for sale in the secondary market, with servicing released. We generally retain in our portfolio all adjustable-rate loans we originate, as well as shorter-term, fixed-rate one- to four-family loans. Loans we sell consist primarily of longer-term, fixed-rate one- to four-family mortgage loans.

We intend to continue to emphasize one- to four-family lending, while also seeking to expand our commercial real estate lending activities with a focus on serving small businesses and emphasizing relationship banking in our primary market area.

The following is a description of the loans we offer and our lending policies. On occasion, as described below, we may choose to originate a loan that does not conform in every particular with our loan policies. However, such exceptions are extremely rare and immaterial. Any exceptions to our loan policies must be approved by the individuals or committee having authority to approve a comparable loan that conformed fully with our lending policies. For information regarding loan approval procedures and authority, see “— Loan Underwriting — Loan Approval Procedures and Authority.”

One- to Four-Family Mortgage Loans. At December 31, 2010, we had $86.0 million in one- to four-family mortgage loans, which represented 77.1% of our total loan portfolio. Our origination of one- to four-family mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area.

Our one- to four-family mortgage lending policies and procedures generally conform to secondary market guidelines. We offer a mix of adjustable-rate mortgage loans and fixed-rate mortgage loans with terms of up to 40 years, although we have never originated any such loans with a term exceeding 30 years. Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to an initially discounted interest rate and loan fees for multi-year adjustable-rate mortgages. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. We determine the loan fees, interest rates and other provisions of mortgage loans based on our own pricing criteria and competitive market conditions.

While one- to four-family real estate loans are normally originated with 15- or 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis. We do not offer one- to four-family mortgage loans with negative amortization, and we have made a very limited number of interest only one- to four-family mortgage loans in cases where the borrower had unusually favorable income or collateral characteristics.

Interest rates and payments on our adjustable-rate mortgage loans adjust for periods ranging from one year to up to 10 years, with most adjusting annually after an initial fixed period that, in most cases, is five or seven years. Interest rates and payments on our adjustable-rate loans are indexed to the one-year U.S. Treasury Bill rate or LIBOR.

We make owner occupied one- to four-family real estate loans with loan-to-value ratios of up to 95%. Loans with loan-to-value ratios in excess of 80% require private mortgage insurance. In addition, under current lending policies, non-owner occupied one- to four-family real estate loan-to-value ratios may not exceed 80%. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas. We do not offer, and have not offered, sub-prime or no-documentation mortgage loans. While we have originated a limited amount of Alt-A mortgage loans in the past, we no longer offer Alt-A mortgage loans.

Included in one- to four-family mortgage loans are second mortgage loans. Second mortgage loans are made at fixed rates for terms of up to 15 years. We do not offer second mortgage loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance, except when there are exceptional income or credit characteristics on the loan. Second mortgage loans totaled $2.7 million at December 31, 2010 and represented 3.2% of one- to four-family mortgage loans at such date.

In order to provide financing for low- and moderate-income and first-time homebuyers, we participate in the Healthy Neighborhoods program under which a consortium of local financial institutions that make loans to low- and moderate-income individuals for home purchases and improvements. Our commitment under this program is $1 million in loans.

Home Equity Lines of Credit. We offer home equity lines of credit, all of which are adjustable-rate loans with terms up to 15 years, although in the past we offered terms of up to 30 years. We do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance, although in the past we originated home equity lines of credit with loan-to-value ratios of up to 85% where there were exceptional income or credit characteristics on the loan. At December 31, 2010, home equity lines of credit totaled $12.7 million, or 11.4% of our total loan portfolio.

Residential Construction Loans. We originate construction loans for one- to four-family homes. At December 31, 2010, residential construction loans totaled $5.8 million, which represented 5.2% of our total loan portfolio. We originate fixed- and adjustable-rate loans to individuals and to builders to finance the construction of residential dwellings. Our construction loans generally are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% on residential construction, based on appraised value as if complete. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

Included in our residential construction loan portfolio are speculative construction loans. Beginning in December 2005, we began making a limited number of speculative construction loans for the building of luxury residences. We determined to make these speculative construction loans because of the higher yields on such loans compared to conforming loans for the construction of owner-occupied, one- to four-family residences and to reduce our interest rate risk. We made a total of 13 speculative construction loans aggregating $14.8 million, net of participations sold, before we determined to discontinue this type of lending. Two of the 13 loans were originated as owner-occupied construction loans and were later classified as speculative. Of these loans, nine loans totaling $10.7 million have been repaid in full. At December 31, 2010, we had two speculative construction loans totaling $2.1 million outstanding. We have extended the terms of these loans, and each of these loans were performing in accordance with their extended terms. One of these extended loans amounting to $1.6 million had an original term ending October of 2009. This loan term has been extended twice, most recently in August of 2010 to February 28, 2011. The borrower has been making the interest payments on time each month, and our review in December, 2010 of the borrower’s financial condition did not give us cause to determine that such borrower is in financial difficulty at this time, and, therefore, we have not classified this loan as a troubled debt restructuring. This loan was classified as substandard at December 31, 2010. After reviewing the latest appraisal, dated August 2010, and subtracting expected disposition costs, we determined there was no loss to be recognized for this loan. The other extended loan, totaling $577,500, had an original loan term ending March 31, 2009. This loan term has been extended three times, most recently in August 2010 to February 28, 2011. We have determined the borrower is experiencing financial difficulty, and, therefore, we classified this loan as a troubled debt restructuring as of September 30, 2010. This loan was classified as impaired at December 31, 2010. As a result of the deterioration in local economic conditions in 2009 and 2010, both speculative construction borrowers whose loan terms were extended experienced difficulties selling the completed residences.

In addition, at December 31, 2010, we had assets acquired through foreclosure totaling $2.0 million, which included two properties secured by speculative construction loans. One of these loans was carried at $563,000 as of September 30, 2010 and we have written that balance down to $539,000 as of December 31, 2010. It is our intent to complete this house and market it for sale in the spring of 2011. The other property is carried at $1,168,000. We have a contract of sale on this property and it is pending ratification through the court system.

In regard to the $577,500. loan that was most recently extended to February 28, 2011, the Borrower has elected to move into the property as his primary residence. We processed the loan in accordance with our current underwriting guidelines for fully amortizing adjustable rate mortgages, including three years tax returns, full updated credit report, evidence of reserves and a complete updated appraisal. The new loan closed on February 24, 2011. The borrower qualified for the new loan and as such is no longer considered to be speculative in nature nor is it considered to be a troubled debt restructuring.

The borrower of the $1.6 million dollar loan filed for Chapter 7 bankruptcy protection in February 2011. We have filed a Proof of Claim in the U. S. Bankruptcy Court to protect our interest and will continue to work with legal counsel to assure adherence to the bankruptcy laws and to continue to protect our interest. We have obtained an updated appraisal report dated February 11, 2011 which continues to reflect sufficient equity in the property to cover the loan amount after estimated disposition costs are subtracted from the market value. The house is approximately 97% complete. This loan remains classified as substandard.

At December 31, 2010, our largest residential construction loan was the $1.6 million speculative construction loan secured by a custom built luxury home described above. This loan was classified as substandard at December 31, 2010.

Commercial Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by a variety of commercial real estate, such as small office buildings, warehouses and retail properties. Commercial real estate loans totaled $4.0 million and represented 3.6% of our total loan portfolio at December 31, 2010. We originate a variety of fixed- and adjustable-rate commercial real estate loans generally with rates fixed for 10 years and which amortize over terms of from ten to 25 years. Our commercial real estate loans are callable after an initial ten-year term. Adjustable-rate loans are typically based on the one-year U.S. Treasury Bill or Prime Rate as published in The Wall Street Journal plus a specified percentage over the initial rate of interest. Loans are secured by first mortgages, and amounts generally do not exceed 75% of the property’s appraised value. We require all properties securing commercial real estate loans to be appraised by a board-approved independent licensed appraiser. Commercial real estate loans also are supported by personal guarantees.

As of December 31, 2010, our largest commercial real estate loan was $700,000 and was secured by a mixed commercial use building. This loan was performing in accordance with its terms at December 31, 2010.

Land Loans. We originate loans to individuals and developers for the purpose of building one- to four-family properties. At December 31, 2010, land loans totaled $3.1 million, which represented 2.8% of our total loan portfolio. Land loans, which generally are offered for terms of up to 15 years with rates that adjust annually after an initial period of up to five years, are indexed to the prime rate as reported in The Wall Street Journal or a U.S. Treasury bill rate plus a negotiated margin. We limit the loan-to-value ratio to a maximum of 80%, except where there are exceptional credit circumstances on the loan. At December 31, 2010, our largest land loan had an outstanding balance of $460,000.

Consumer Loans. We offer consumer loans as an accommodation to our customers and do not emphasize this type of lending. We have made a variety of consumer loans, including automobile loans and unsecured lines of credit. At December 31, 2010, consumer loans totaled $44,000, or less than .04% of our total loan portfolio. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Loan Underwriting

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Non-Owner Occupied One- to Four-Family Real Estate Loans. Loans secured by investment properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases, although we might accept a second mortgage where the combined loan-to-value ratio is low.

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We apply what we believe to be conservative underwriting standards when originating commercial loans and seek to limit our exposure to lending concentrations to related borrowers, types of business and geographies, as well as seeking to participate with other banks in both buying and selling larger loans of this nature. To monitor cash flows on income properties, we normally require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Construction and Land Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment if liquidation is required. If we are forced to foreclose on a building before or at completion due to a default, we may be unable to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. Land and land development loans have substantially similar risks to speculative construction loans. To monitor cash flows on speculative construction properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and, in reaching a decision on whether to make a speculative construction loan, we consider and review a global cash flow analysis of the borrower and consider the borrower’s expertise, credit history and profitability. We also disburse funds on a percentage-of-completion basis following an inspection by a third party inspector or qualified bank personnel.

Consumer Loans and Home Equity Lines of Credit. Consumer loans may entail greater risk than do one- to four-family mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as motor vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. In the case of home equity loans, real estate values may be reduced to a level that is insufficient to cover the outstanding loan balance after accounting for the first mortgage loan balance. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. Certain of our executive officers have been granted individual lending limits, which vary depending on the type of loan. All loans secured by one- to four-family residences that conform with secondary market guidelines may be approved by either of our Chairman, Chief Executive Officer and Chief Financial Officer or our President and Chief Operating Officer. All other loans must be approved by the full Board of Directors prior to a commitment being made. All loan originations are reviewed for quality control and oversight purposes by our Loan Committee, which consists of any two of our directors and typically is comprised of two non-management directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our unimpaired capital and surplus. At December 31, 2010, our regulatory limit on loans-to-one-borrower was $2.6 million. This limit will increase upon completion of this offering and the contribution of 50% of the net offering proceeds to Fraternity Federal Savings and Loan Association. At December 31, 2010, our largest lending relationship was $2.4 million, and all loans in that relationship were performing according to their original terms at that date. The loans are secured by various properties, including one- to four-family investment properties and commercial properties, including office buildings and mixed-use properties, as well as the borrower’s principal residence.

Loan Commitments. We issue commitments for one- to four-family mortgage and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Most of our loan commitments expire after 30 days. See note 11 to notes to consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in other permissible securities. As a member of the Federal Home Loan Bank of Atlanta, we also are required to maintain an investment in Federal Home Loan Bank of Atlanta stock.

At December 31, 2010, our investment portfolio consisted primarily of U.S. government agency securities and mortgage-backed securities available-for-sale. We also had $855,000 in private label mortgage-backed securities. In addition to our investment portfolio, at December 31, 2010, we maintained a $1.4 million investment, at cost, in Federal Home Loan Bank of Atlanta common stock.

Our primary investment objectives are: (i) to provide and maintain liquidity within the guidelines of the Office of Thrift Supervision’s regulations, (ii) to fully employ the available funds of Fraternity Federal Savings and Loan Association; (iii) to earn an average rate of return on invested funds competitive with comparable institutions; (iv) to manage interest rate risk; and (v) to limit risk. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Our President and Chief Executive Officer are responsible for the implementation policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on an annual basis, or more frequently if warranted.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), passbook accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

Borrowings. We had $22.6 million in borrowings at December 31, 2010, consisting of advances from the Federal Home Loan Bank of Atlanta to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Atlanta and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We may also utilize securities sold under agreements to repurchase and overnight repurchase agreements to supplement our supply of investable funds and to meet deposit withdrawal requirements. We had unused borrowing capacity of approximately $28.3 million with the Federal Home Loan Bank of Atlanta as of December 31, 2010.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.28% of the deposits in Baltimore County, Maryland, 0.13% of the deposits in Carroll County, Maryland, 1.21% of the deposits in Howard County and 0.10% of the deposits in Baltimore City. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Most of these institutions are larger than us and, therefore, may have greater resources.

Our competition for loans comes primarily from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law now permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Personnel

As of December 31, 2010, we had 33 full-time employees and one part-time employee, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Fraternity Federal Savings and Loan Association has one active subsidiary, 764 Washington Boulevard, LLC (the “LLC”). The LLC was established in order to hold and manage real estate owned. The LLC had assets of $2,016,000 at December 31, 2010. In addition, Fraternity Federal Savings and Loan Association has an inactive subsidiary, Fraternity Insurance Agency Incorporated, which had been licensed to sell insurance products on an agency basis.

Regulation and Supervision

General. Fraternity Federal Savings and Loan Association is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Fraternity Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Fraternity Federal Savings and Loan Association must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approval before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation, to evaluate Fraternity Federal Savings and Loan Association’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association and their operations. Fraternity Community Bancorp, as a savings and loan holding company, will be required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Fraternity Community Bancorp will also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Act, signed by the President on July 21, 2010, provides for the regulation and supervision of federal savings associations like Fraternity Federal Savings and Loan Association to be transferred to the Office of the Comptroller of the Currency, the agency that regulates national banks. The Office of The Comptroller of the Currency will assume primary responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings associations. The transfer will occur over a transition period of up to one year, subject to a possible six month extension. At the same time, the responsibility for supervising savings and loan holding companies like Fraternity Community Bancorp will be transferred to the Federal Reserve Board. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.

The material regulatory requirements that are or will be applicable to Fraternity Federal Savings and Loan Association and Fraternity Community Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Fraternity Federal Savings and Loan Association and Fraternity Community Bancorp.

Regulation of Federal Savings Associations

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of federal savings associations, such as Fraternity Federal Savings and Loan Association. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, certain lending authority for federal savings associations, e.g., commercial, nonresidential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

The Dodd-Frank Act authorizes depository institutions to pay interest on demand deposits effective July 31, 2011. Depending upon competitive responses, that change could have an adverse impact on Fraternity Federal Savings and Loan Association’s interest expense.

Branching. Federal savings associations are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of Thrift Supervision.

Capital Requirements. The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for national banks.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 1,250%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2010, Fraternity Federal Savings and Loan Association met each of these capital requirements. See note 13 of the notes to consolidated financial statements appearing in Item 8 to this Annual Report on Form 10-K.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in the amount of the lesser of 5% of the association’s total assets when it became undercapitalized or the amount necessary to achieve full compliance at the time the association first failed to comply. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 2010, Fraternity Federal Savings and Loan Association was considered “well capitalized” under these regulations.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if it is a subsidiary of a holding company, like Fraternity Federal Savings and Loan Association will be upon the completion of the conversion. If Fraternity Federal Savings and Loan Association’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also makes noncompliance with the qualified thrift lender test subject to agency enforcement action for a violation of law and a basis for dividend restrictions. As of December 31, 2010, Fraternity Federal Savings and Loan Association maintained 88.66% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Fraternity Federal Savings and Loan Association’s authority to engage in transactions with “affiliates” is limited by Office of Thrift Supervision regulations and Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Fraternity Community Bancorp and any of its non-savings institution subsidiaries would be affiliates of Fraternity Federal Savings and Loan Association. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to 10% of an institution’s capital and surplus with any one affiliate and 20% of capital and surplus with all affiliates. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Fraternity Federal Savings and Loan Association’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans Fraternity Federal Savings and Loan Association may make to insiders based, in part, on Fraternity Federal Savings and Loan Association’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers. For information about transactions with our directors and officers, see “Item 13 — Certain Relationships and Related Transactions, and Director Independence” below.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, or conservatorship. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

The Office of the Comptroller of the Currency will assume the enforcement authority of the Office of Thrift Supervision as part of the Dodd-Frank Act regulatory restructuring.

Assessments. Federal savings associations are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, the institution’s financial condition and the complexity of its asset portfolio. The Office of the Comptroller of the Currency also funds its operations through assessments on regulated institutions.

Insurance of Deposit Accounts. Fraternity Federal Savings and Loan Association’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain potential adjustments established by Federal Deposit Insurance Corporation regulations. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points of assessable deposits. The Federal Deposit Insurance may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. That special assessment, in the amount of $76,000, was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. Such amount was $629,000 for the Fraternity Federal Savings and Loan Association. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That limit was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, with an additional possible extension up to December 31, 2011, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Fraternity Federal Savings and Loan Association opted to participate in the unlimited noninterest bearing transaction account coverage and in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest bearing transaction accounts until December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.05 basis points of assessable deposits. These financing corporation payments will continue until the bonds mature in 2017 through 2019.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Fraternity Federal Savings and Loan Association. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. The management of Fraternity Federal Savings and Loan Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Fraternity Federal Savings and Loan Association complies with the foregoing requirements.

Federal Home Loan Bank System. Fraternity Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Atlanta provides a central credit facility primarily for member institutions. Fraternity Federal Savings and Loan Association, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At December 31, 2010, Fraternity Federal Savings and Loan Association complied with this requirement with an investment in Federal Home Loan Bank stock of $1.4 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements, or general results of operations, could reduce or eliminate the dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends are reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income could also be reduced. In fact, Federal Home Loan Bank dividends have been significantly reduced over the past two years from previous levels.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

Fraternity Federal Savings and Loan Association received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Other Regulations

Interest and other charges collected or contracted for by Fraternity Federal Savings and Loan Association are subject to state usury laws and federal laws concerning interest rates. Fraternity Federal Savings and Loan Association’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Fraternity Federal Savings and Loan Association also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•

The Gramm-Leach-Bliley Act which places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Fraternity Community Bancorp will be a unitary savings and loan holding company within the meaning of federal law, will register with the Office of Thrift Supervision and be subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations. In addition, the Office of Thrift Supervision will have enforcement authority over Fraternity Community Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Fraternity Federal Savings and Loan Association. As a savings and loan holding company, new Fraternity Community Bancorp will be able to engage only in activities permitted to a financial holding company and those permitted for a multiple savings and loan holding company, which includes non-banking activities that have been determined to be permissible for bank holding companies. As part of the Dodd-Frank Act regulatory restructuring, the Office of Thrift Supervision’s authority over savings and loan holding companies will be transferred to the Federal Reserve Board, which is the agency that regulates bank holding companies. The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. Upon any non-supervisory acquisition by Fraternity Community Bancorp of another savings institution or savings association that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, Fraternity Community Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision, and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five year transition period before the capital requirements will apply to savings and loan holding companies. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions.

Fraternity Federal Savings and Loan Association must notify the Office of Thrift Supervision 30 days before declaring any dividend to Fraternity Community Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Regulatory Restructuring Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Act, which is legislation that restructures the regulation of depository institutions. In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage origination. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and increase compliance and possibly interest expense costs for Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association.

Federal Securities Laws

Fraternity Community Bancorp has filed with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 for the registration of the common stock to be issued in the offering. Upon completion of the offering, Fraternity Community Bancorp’s common stock will be registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Fraternity Community Bancorp will be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, Fraternity Community Bancorp’s Chief Executive Officer and Chief Financial Officer will be required to certify that Fraternity Community Bancorp’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having the Chief Executive Officer and Chief Financial Officer certify that: he is responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; he has made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and he has included information in our quarterly and annual reports about his evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Fraternity Community Bancorp will be subject to further reporting and audit requirements beginning with the year ending March 31, 2011 under the requirements of the Sarbanes-Oxley Act. Fraternity Community Bancorp will prepare policies, procedures and systems designed to comply with these regulations to ensure compliance with these regulations.

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2010 calendar year, Fraternity Federal Savings and Loan Association’s maximum statutory federal income tax rate was 34%.

Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association will enter into a tax allocation agreement. Because Fraternity Community Bancorp will own 100% of the issued and outstanding capital stock of Fraternity Federal Savings and Loan Association after the completion of the conversion, Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association will be members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group Fraternity Community Bancorp will be the common parent corporation. As a result of this affiliation, Fraternity Federal Savings and Loan Association may be included in the filing of a consolidated federal income tax return with Fraternity Community Bancorp and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.

Distributions. If Fraternity Federal Savings and Loan Association makes “non-dividend distributions” to Fraternity Community Bancorp, the distributions will be considered to have been made from Fraternity Federal Savings and Loan Association’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from Fraternity Federal Savings and Loan Association’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Fraternity Federal Savings and Loan Association’s taxable income. Non-dividend distributions include distributions in excess of Fraternity Federal Savings and Loan Association’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Fraternity Federal Savings and Loan Association’s current or accumulated earnings and profits will not be so included in Fraternity Federal Savings and Loan Association’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Fraternity Federal Savings and Loan Association makes a non-dividend distribution to Fraternity Community Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Fraternity Federal Savings and Loan Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

The state of Maryland imposes an income tax of approximately 8.25% on income measured substantially the same as federally taxable income. The State of Maryland currently assesses a personal property tax for December 2000 and forward.

Item 1A. Risk Factors

We have had losses and low earnings in recent periods. If we cannot increase our income to competitive levels, our stock price may be adversely affected.

We have had losses and low earnings in recent periods, including a net loss of $857,000 for the year ended December 31, 2010 and net income of $343,000 and $8,000 for the years ended December 31, 2009 and 2008, respectively. Our return on average assets was (.51)%, 0.20% and 0% for the years ended December 31, 2010, 2009 and 2008, respectively, and our return on average equity was (5.13)% and 2.03% and 0.05% for the years ended December 31, 2010, 2009 and 2008, respectively. These returns compared to a median return on average assets of .35% and a median return on average equity of 3.11% for the most recent 12-month period for all publicly traded savings institutions with assets below $250 million.

For a detailed description of our strategic initiatives to improve earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Strategy.” However, our strategic initiatives may not succeed in generating or increasing income. If we are unable to generate or increase income, our stock price may be adversely affected. Moreover, even if we are successful in generating net income, our earnings may be low for some time. In such event, our return on equity, which equals net income divided by average equity, may be below returns on equity achieved by peer institutions, which also could adversely affect our stock price.

Significant loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money, we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. Our nonperforming loans totaled $662,000 at December 31, 2010, $1.0 million at December 31, 2009 and $0 at December 31, 2008. The decrease in nonperforming loans primarily is due to two loans totaling $939,000 being assets acquired through foreclosure during 2010. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Analysis of Nonperforming and Classified Assets” and “Our Business—Lending Activities—Residential Construction Loans.” In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of Thrift Supervision, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of Thrift Supervision after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $1.3 million, or 1.2%, of total loans outstanding and 196.4% of nonperforming loans, at December 31, 2010. At December 31, 2010, the median ratio of the allowance for loan losses to nonperforming loans was 38.4% for all publicly traded savings institutions with assets below $250 million. Our allowance for loan losses at December 31, 2010 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2010, we had 19 loan relationships with outstanding balances, net of participation interests sold, that exceeded $1.0 million, all of which were performing according to their original terms. However, the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our speculative construction loan portfolio may expose us to increased credit risk.

During 2007 and 2008, we determined to offer a limited number of speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination (known as “speculative” construction loans). Such loans were for the building of luxury residences. We determined to make these speculative construction loans because of the higher yields on such loans compared to conforming loans for the construction of owner-occupied, one- to four-family residences and to reduce our interest rate risk. As a result of the deterioration in local economic conditions in 2009 and 2010, certain of our speculative construction borrowers experienced difficulties selling the completed residences. At December 31, 2010, we had two speculative construction loans, totaling $2.1 million, both were performing in accordance with their terms, although we have extended the terms of both of these loans. One of these speculative construction loans was classified as substandard, and the other one was classified as special mention as of December 31, 2010 in accordance with a policy we adopted in 2009 of classifying all speculative construction loans as special mention. If difficult economic conditions continue, we could experience difficulty selling the properties we acquired in foreclosure, and the other speculative construction loan borrowers could have difficulty selling their properties. If a borrower has insufficient liquidity to pay interest on such projects, the loan could become impaired and require an increase in the allowance for loan losses which would adversely impact our results of operations. In light of current market conditions, we have discontinued speculative construction lending.

In regard to the special mention loan of $577,500 (the loan that was most recently extended to February 28, 2011), the Borrower has elected to move into the property as his primary residence. We processed the loan in accordance with our current underwriting guidelines for fully amortizing adjustable rate mortgages, including three years tax returns, full updated credit report, evidence of reserves and a complete updated appraisal. The new loan closed on February 24, 2011. The borrower qualified for the new loan and as such is no longer considered to be speculative in nature nor is it considered to be a troubled debt restructuring nor a special mention loan.

The borrower of the $1.6 million dollar loan classified as substandard filed for Chapter 7 bankruptcy protection in February 2011. We have filed a Proof of Claim in the U. S. Bankruptcy Court to protect our interest and will continue to work with legal counsel to assure adherence to the bankruptcy laws and to continue to protect our interest. The house is approximately 97% complete. We have obtained an updated appraisal report dated February 11, 2011 which continues to reflect sufficient equity in the property to cover the loan amount after estimated disposition costs are subtracted from the market value. This loan remains classified as substandard.

Our plan to gradually increase our emphasis on commercial real estate lending may expose us to increased lending risks.

At December 31, 2010, our loan portfolio included $4.0 million of commercial real estate loans, representing 3.6% of our total loan portfolio at such date. As part of our strategy to increase earnings, we will seek to gradually increase commercial real estate lending, and may add commercial lending personnel to assist us in these efforts. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family mortgage loans. In addition, since such loans generally entail greater risk than one- to four-family mortgage loans, we may need to increase our allowance for loan losses in the future associated with the growth of such loans. Also, commercial real estate borrowers often have more than one loan outstanding with their lender. Consequently, if we increase our commercial real estate lending, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family mortgage loan.

The loss of senior management could hurt our operations.

We rely heavily on our two senior executive officers, Thomas K. Sterner, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, and Richard C. Schultze, our President and Chief Operating Officer. The loss of either or both of our senior executive officers could have an adverse effect on us because, as a small community bank, our senior executive officers have more responsibility than would be typical at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management-level personnel who are in a position to assume the responsibilities of our senior executive officers. We have not purchased key man life insurance on our senior executive officers.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. If we conclude that the decline is other-than-temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2010, our investment securities portfolio available-for-sale included two nonagency mortgage-backed securities with a book value of $855,000 and an estimated fair value of $826,000. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other-than-temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

If in the future we determined to buy nonagency mortgage-backed securities, we would be exposed to increased risk of losses related to our investment portfolio.

Under applicable laws and regulations, banks like Fraternity Federal Savings and Loan Association have authority to invest in mortgage-backed securities, including mortgage-backed securities that are not guaranteed by the U.S. government or an agency thereof, which could include mortgage-backed securities where the underlying loans are subprime loans, interest only loans, option adjustable-rate loans, Alt-A loans or other similar mortgage loans that have higher risk characteristics. In recent years, many banks and other investors have recorded impairment charges related to their investments in these nonagency mortgage-backed securities. If in the future we determined to buy nonagency mortgage-backed securities, we would be exposed to increased risk of losses related to our investment portfolio.

Our stock price may decline when trading commences.

If you purchased shares in our recent stock offering, you may not be able to sell them at or above the $10.00 purchase price. After the shares of our common stock begin trading, the trading price of the common stock will be determined by the marketplace, and will be influenced by many factors outside of our control, including prevailing interest rates, investor perceptions, securities analyst research reports and general industry, geopolitical and economic conditions. Publicly traded stocks, including stocks of financial institutions, often experience substantial market price volatility. These market fluctuations might not be related to the operating performance of particular companies whose shares are traded. Additionally, the stock prices of some recently converted thrift institutions have declined below, and remain below, their initial offering prices.

Continued turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. The U.S.

Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the U.S. Department of the Treasury provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, there can be no assurance that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including Fraternity Community Bancorp, are numerous and include:

•	worsening credit quality, leading among other things to increases in loan losses and reserves,

•	continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values,

•	capital and liquidity concerns regarding financial institutions generally,

•	limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or

•	recessionary conditions that are deeper or last longer than currently anticipated.

The recent economic downturn could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. Recently, the national economy has experienced a general downturn, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. These economic conditions also had a negative impact on our primary market area. In addition, our primary market area has experienced a softening of the local real estate market, including reductions in local property values, and a decline in the local manufacturing industry, which employs many of our borrowers. Declining real estate market conditions in our market area have negatively affected loan demand. Our loan originations decreased by $4.2 million, or 10.3%, from $40.9 million for the year ended December 31, 2009 to $36.7 million for the year ended December 31, 2010. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in our primary market area, which consists of Baltimore, Carroll, Howard, Harford and Anne Arundel Counties and Baltimore City in Maryland and the surrounding areas. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would decrease our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.

Increased and/or special Federal Deposit Insurance Corporation assessments will hurt our earnings.

The recent economic downturn has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $76,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $671,000. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Changing interest rates may decrease our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our interest rate spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our interest rate spread to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate one- to four-family loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our interest rate spread as our cost of funds increases relative to the yield we can earn on our assets. For further discussion of how changes in interest rates could impact us, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk Management.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity. One such strategy is increasing the amount of adjustable-rate and/or short-term assets. We offer ten-year fixed-rate and adjustable-rate loan products as a means to achieve this strategy. However, the currently prevailing low long-term interest rates have created a decrease in borrower demand for these types of loans. Additionally, there is no guarantee that any adjustable-rate assets obtained will not prepay. At December 31, 2010, 40% of our loan portfolio consisted of adjustable-rate loans, compared to 44% and 43% at December 31, 2009 and 2008, respectively, and 6% of our loan portfolio consisted of ten-year fixed-rate loans, compared to 8% at December 31, 2009 and 2008.

We are also managing our liabilities to moderate our interest rate risk sensitivity. Customer demand is primarily for short-term maturity certificates of deposit. Using short-term liabilities to fund long-term, fixed-rate assets will increase the interest rate sensitivity of any financial institution. We have utilized Federal Home Loan Bank advances to mitigate the impact of customer demand by lengthening the maturities of our liabilities.

Federal Home Loan Bank advances are entered into as liquidity is needed or to fund assets that provide for a spread considered sufficient by management. If we are unable to originate short-term or adjustable-rate loans at favorable rates or fund loan originations or securities purchases with long-term advances, we may have difficulty executing this asset/liability management strategy and/or it may result in a reduction in profitability.

Strong competition within our primary market area could negatively impact our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.28% of the deposits in Baltimore County, Maryland, 1.21% of the deposits in Howard County, Maryland and 0.13% of the deposits in Carroll County, Maryland. Most of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Fraternity Federal Savings and Loan Association rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act restructures the regulation of depository institutions. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Under the Dodd-Frank Act, the Office of Thrift Supervision will be eliminated and its duties and powers transferred to the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies, such as Fraternity Community Bancorp, will be regulated by the Federal Reserve Board. Because Fraternity Federal Savings and Loan Association will be regulated by the Office of the Comptroller of the Currency and Fraternity Community Bancorp will be regulated by the Federal Reserve Board, we will have two new federal banking regulators instead of only being regulated by the Office of Thrift Supervision, as is currently the case. Also included in the Dodd-Frank Act is the creation of a new federal agency to administer consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Fraternity Federal Savings and Loan Association that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs resulting from possible future consumer and fair lending regulations as well as the change in primary federal banking regulators.

There likely will be a limited market for our common stock, which may adversely affect our stock price.

Although we intend to list our shares of common stock for trading on the OTC Bulletin Board, our shares of common stock are not likely to be actively traded. If an active trading market for our common stock does not develop, you may not be able to sell all of your shares of common stock and the sale of a large number of shares at one time could temporarily depress the market price. There also may be a wide spread between the bid and asked price for our common stock. When there is a wide spread between the bid and asked price, the price at which you may be able to sell our common stock may be significantly lower than the price at which you could buy it at that time.

Additional expenses following the offering from operating as a public company will adversely affect our profitability.

Following the offering, our noninterest expenses will increase as a result of the financial accounting, legal and various other expenses usually associated with operating as a public company and complying with public company disclosure obligations, particularly those obligations imposed by the Sarbanes-Oxley Act of 2002. Compliance with the Sarbanes-Oxley Act of 2002 will require us to upgrade our accounting systems, which will increase our operating expenses and adversely affect our profitability.

We will incur additional expenses following the conversion if we hire additional lending personnel in furtherance of our strategy to expand our lending activity.

Part of our strategic plan is to improve our net interest margin and income and reduce our interest rate risk by increasing commercial real estate loans. To accomplish this, following the conversion we may add additional lending personnel. We anticipate that this initiative would enhance long-term shareholder value. However, if we add new lending personnel, we will be required to make increased expenditures for salaries and employee benefits, and it may take some period of time for the new personnel to generate sufficient loan volume to offset these expenditures. Accordingly, we anticipate that, in the short term, net income could be negatively affected.

Additional expenses following the offering from the implementation of new equity benefit plans will adversely affect our profitability.

We will recognize additional annual employee compensation and benefit expenses stemming from options and shares of common stock granted to employees, directors and executives under new benefit plans. These additional expenses will adversely affect our profitability. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices generally require that they be based on the fair market value of the options or shares of common stock at the date of the grant; however, we expect them to be material. We will recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and will recognize expenses for restricted stock awards and stock options generally over the vesting period of awards made to recipients. These benefit expenses in the first year following the offering have been estimated to be approximately $308,000 on a pre-tax basis at the maximum of the offering range assuming the $10.00 per share purchase price as fair market value. Actual expenses, however, may be higher or lower, depending on the price of our common stock.

We have broad discretion in allocating the proceeds of the offering. Our failure to effectively utilize such proceeds would reduce our profitability.

We intend to contribute 50% of the net proceeds of the offering to Fraternity Federal Savings and Loan Association. Fraternity Community Bancorp may use the portion of the proceeds that it retains to, among other things, invest in securities, pay cash dividends or repurchase shares of common stock, subject to regulatory restrictions. Fraternity Federal Savings and Loan Association may use the portion of the proceeds that it receives to fund new loans, open new branches, invest in securities and expand its business activities. Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association may also use the proceeds of the offering to diversify their businesses and acquire other companies, although we have no specific plans to do so at this time. We have not allocated specific amounts of proceeds for any of these purposes, and we will have significant flexibility in determining how much of the net proceeds we apply to different uses and the timing of such applications. Our failure to utilize these funds effectively would reduce our profitability.

A significant percentage of our common stock will be held by our directors and executive officers and benefit plans.

We expect that our directors and executive officers, together with their associates, will subscribe for 45,000 shares in the offering. In addition, we intend to establish an employee stock ownership plan that will purchase an amount of shares equal to 8% of the shares sold in the offering. As a result, upon consummation of the offering, a total of up to 126,600, or 12.4%, and 155,400, or 11.3%, of our outstanding shares will be held by our directors and executive officers and our employee stock ownership plan at the minimum and maximum of the offering range, respectively. Further, shares will be held by management following the implementation of an equity incentive plan, which we intend to implement no earlier than six months following the completion of the offering. Assuming the equity incentive plan is implemented, under the plan options are granted to and exercised by directors and executive officers for 10% of the shares sold in the conversion and restricted stock awards are made to directors and executive officers for 4% of the shares sold in the conversion and the plan is funded with shares purchased in the open market, a total of up to 269,400, or 26.4%, and 348,600, or 25.3%, of our outstanding shares will be held by our directors and executive officers and our employee stock ownership plan at the minimum and maximum of the offering range, respectively. The articles of incorporation of Fraternity Community Bancorp contain supermajority voting provisions that require that the holders of at least 75% of Fraternity Community Bancorp’s outstanding shares of voting stock approve certain actions including, but not limited to, the amendment of certain provisions of Fraternity Community Bancorp’s articles of incorporation and bylaws. If our directors and executive officers and benefit plans were to hold more than 25% of our outstanding common stock following the completion of the offering, the shares held by these individuals and benefit plans could be voted in a manner that would ensure that the 75% supermajority needed to approve such actions could not be attained.

Issuance of shares for benefit programs may dilute your ownership interest.

We intend to adopt an equity incentive plan following the offering. If shareholders approve the new equity incentive plan, we intend to issue shares to our officers, employees and directors through this plan. If the restricted stock awards under the equity incentive plan are funded from authorized but unissued stock, your ownership interest in the shares could be diluted by up to approximately 3.85%, assuming awards of common stock equal to 4% of the shares sold in the offering are awarded under the plan. If we adopt the equity incentive plan more than one year after completion of the offering, we may elect to increase the awards of restricted stock we may grant. In such event, your ownership interest in the shares could be further diluted. If the shares issued upon the exercise of stock options under the equity incentive plan are issued from authorized but unissued stock, your ownership interest in the shares could be diluted by up to approximately 9.09%, assuming stock option grants equal to 10% of the shares sold in the offering are granted under the plan.

The articles of incorporation and bylaws of Fraternity Community Bancorp and certain laws and regulations may prevent or make more difficult certain transactions, including a sale or merger of Fraternity Community Bancorp

Provisions of the articles of incorporation and bylaws of Fraternity Community Bancorp, state corporate law and federal banking regulations may make it more difficult for companies or persons to acquire control of Fraternity Community Bancorp. As a result, our shareholders may not have the opportunity to participate in such a transaction and the trading price of our common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. The factors that may discourage takeover attempts or make them more difficult include:

•

Articles of incorporation and bylaws. Provisions of the articles of incorporation and bylaws of Fraternity Community Bancorp may make it more difficult and expensive to pursue a takeover attempt that the board of directors opposes. These provisions also make more difficult the removal of current directors or management, or the election of new directors. These provisions include:

•	limitation on the right to vote shares;

•	the election of directors to staggered terms of three years;

•	provisions regarding the timing and content of shareholder proposals and nominations;

•	provisions restricting the calling of special meetings of shareholders;

•	the absence of cumulative voting by shareholders in the election of directors;

•	the removal of directors only for cause; and

•	supermajority voting requirements for changes to some provisions of the articles of incorporation and bylaws.

•

Maryland anti-takeover statute. Under Maryland law, any person who acquires more than 10% of a Maryland corporation without prior approval of its board of directors is prohibited from engaging in any type of business combination with the corporation for a five-year period. Any business combination after the five-year period would be subject to supermajority shareholder approval or minimum price requirements.

•

Office of Thrift Supervision regulations. Office of Thrift Supervision regulations prohibit, for three years following the completion of a mutual to stock conversion, the offer to acquire or the acquisition of more than 10% of any class of equity security of a converted institution without the prior approval of the Office of Thrift Supervision.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2010.

Location	Year Opened	Approximate Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2010 (in thousands)	Deposits at December 31, 2010 (in thousands)
Main Office:
764 Washington Boulevard Baltimore, Maryland 21230	1913	10,663	Owned	N/A	$273	$19,053
Branch Offices:
Scotts Corner Shopping Center 10283 York Road Cockeysville, Maryland 21030	1995	3,000	Leased	1/31/2015	N/A	47,665
Normandy Shopping Center 8460 Baltimore National Pike Ellicott City, Maryland 21403	1964	3,388	Leased	4/30/2016	N/A	57,684
Green Mount Station 1631 N. Main Street Hampstead, Maryland 21074	2009	2,400	Leased	9/30/2024	N/A	5,592

Item 3. Legal Proceedings

Periodically, there may be various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Removed and Reserved

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of the date hereof, we have not issued common stock and have no shares of stock outstanding.

Fraternity Community Bancorp will not be subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. However, our ability to pay dividends may depend, in part, upon dividends we receive from Fraternity Federal Savings and Loan Association because we initially will have no source of income other than dividends from Fraternity Federal Savings and Loan Association and earnings from the investment of the net proceeds from the offering that we retain. The Office of Thrift Supervision regulations limit dividends and other distributions from Fraternity Federal Savings and Loan Association to us. Fraternity Federal Savings and Loan Association may not declare or pay a cash dividend on its capital stock if its effect would be to reduce the regulatory capital of Fraternity Federal Savings and Loan Association below the amount required for the liquidation account to be established as required by our plan of conversion. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. Any payment of dividends by Fraternity Federal Savings and Loan Association to us that would be deemed to be drawn out of Fraternity Federal Savings and Loan Association’s bad debt reserves would require Fraternity Federal Savings and Loan Association to pay federal income taxes at the then current income tax rate on the amount deemed distributed.

In addition, Fraternity Community Bancorp may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the offering.

Item 6. Selected Financial Data

	At December 31,
(In thousands)	2010	2009
Financial Condition Data:
Total assets	$169,659	$166,976
Cash and cash equivalents	25,882	13,908
Investment securities available-for-sale	21,366	24,116
Loans receivable, net	110,492	120,092
Deposits	129,995	125,960
Federal Home Loan Bank advances	22,583	22,917
Total equity	15,987	16,992

	For the Year Ended December 31,
(In thousands)	2010	2009
Operating Data:
Interest income	$7,460	$8,272
Interest expense	3,860	4,805

Net interest income	3,600	3,467
Provision for loan losses	1,501	51

Net interest income after provision for loan losses	2,099	3,416
Noninterest income	595	692
Noninterest expenses	4,251	3,646

Income (loss) before income tax expense (benefit)	(1,557)	462
Income tax expense (benefit)	(700)	119

Net (loss) income	$(857)	$343

	At or For the Year Ended December 31,
	2010	2009
Performance Ratios (1):
Return on average assets	(0.51)%	0.20%
Return on average equity	(5.13)	2.03
Interest rate spread (2)	2.05	1.74
Net interest margin (3)	2.24	2.08
Noninterest expenses to average assets	2.53	2.17
Average interest-earning assets to average interest-bearing liabilities	107.98	111.71
Average equity to average assets	9.92	10.04
Regulatory Capital Ratios:
Tier 1 capital (to adjusted total assets)	9.51	10.19
Tier 1 capital (to risk-weighted assets)	17.78	18.34
Total risk-based capital (to risk-weighted assets)	19.03	18.69
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.16	0.23
Allowance for loan losses as a percent of nonperforming loans	196.20	15.91
Net charge-offs to average outstanding loans during the period	0.43	0.04
Nonperforming loans as a percent of total loans	0.59	1.44
Nonperforming assets as a percent of total assets	1.58	1.04
Other Data:
Number of offices	4	4
Number of deposit accounts	6,419	6,677
Number of loans	1,122	1,215

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the periods.
(2)	Represents the difference between the average yield on average interest-earning assets and the average cost on average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and the notes to consolidated financial statements that appear at the end of this prospectus.

Operating Strategy

Historically, we have operated as a traditional savings and loan association, attracting deposits and investing those funds primarily in one- to four-family mortgage loans and investment securities. Our objective is to build on our historic strengths of customer loyalty and high asset quality, and gradually grow our balance sheet with assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations. Our operating strategy includes the following:

•	building on our strengths as a community-oriented financial institution;

•	improving our net interest margin and earnings and reducing our interest rate risk by increasing commercial real estate loans;

•	emphasizing lower cost core deposits to reduce funding costs;

•	generating higher noninterest income by selling loans in the secondary market;

•	adding a new branch in our existing market area or a contiguous county within the next three years;

•	expanding our market share within our primary market area; and

•	discontinued speculative construction lending.

Building on our strengths as a community-oriented financial institution

We have operated continuously as a community-oriented financial institution since we were established in 1913. We are committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We provide a broad range of consumer and business financial services through our network of branches and will continually seek out ways to improve convenience, safety and service through our product offerings.

Over the years, we have developed a core of loyal customers, and our product mix concentrating on time, savings and checking deposits and one- to four-family mortgage loans have allowed us to maintain strong asset quality. We intend to continue to retain these strengths while gradually growing our balance sheet with assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

Improving our net interest margin and earnings and reducing our interest rate risk by increasing commercial real estate loans

Our strategic plan calls for us to grow our balance sheet by emphasizing assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

With respect to our assets, our strategy has been, and continues to be, to increase the percentage of assets invested in commercial real estate loans, which tend to have higher yields than traditional one- to four-family mortgage loans and which have shorter terms to maturity or adjustable interest rates. We intend to continue to emphasize one- to four-family mortgage lending, while also seeking to expand our commercial real estate lending activities with a focus on serving small businesses and emphasizing relationship banking in our primary market area.

Commercial real estate loans provide us with the opportunity to earn more income because they tend to have higher interest rates than one- to four-family mortgage loans. In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates. There are many commercial properties and businesses located in our market area, and with the additional capital raised in the offering we intend to pursue the larger lending relationships associated with these opportunities. Though our current staff is sufficient to facilitate growth, we may seek to add additional expertise in our commercial loan department.

With respect to liabilities, our strategy is to seek to increase transaction and money market accounts, as well as certificates of deposit of various terms. We value these types of deposits because they represent longer-term customer relationships and a lower cost of funding compared to longer-term certificates of deposit. We seek transaction and money market deposits through competitive products and pricing and targeted advertising. In addition, we offer business checking accounts for our commercial customers, and we will seek to leverage the relationships we build as we expand our commercial real estate lending to generate low cost business checking deposits from these customers.

Emphasizing lower cost core deposits to reduce funding costs

We seek to increase net interest income by controlling costs of funding rather than maximizing asset yields because originating loans with high yields often involves greater credit risk. Historically, a high percentage of our deposit accounts have been higher balance, higher costing certificates of deposits. We will continue to seek to reduce our dependence on high cost deposits in favor of stable low cost demand deposits. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. Over time, we will also seek to replace maturing, high cost, long-term Federal Home Loan Bank advances with core deposits.

Generating higher noninterest income by selling loans in the secondary market

Currently, we sell most of our one- to four-family fixed-rate loan originations in the secondary market, and we earned $166,000 and $224,000 from such sales during the years ended December 31, 2010 and 2009, respectively. We will seek to increase our originations of one- to four-family loans to generate further income from loan sales.

Adding a new branch in our existing market area or a contiguous county within the next three years

We intend to add a new branch in our existing market area within the next three years, although we have no current plans or commitments regarding a specific additional branch office.

Expanding our market share within our primary market area

We intend to expand our market share in our primary market area through enhancing the efforts of our staff in marketing additional products and services to our customers. We believe that we have a solid infrastructure in place that will allow us to grow assets and liabilities without adding materially to our noninterest expenses.

Discontinued speculative construction lending

We have experienced losses in connection with our portfolio of speculative construction loans. In light of current market conditions, we have discontinued speculative construction lending.

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investment securities, and interest expense, which is the interest that we pay on our deposits. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts). We also recognize income from the sale of securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consists of salaries and employee benefits expenses, occupancy expenses, advertising expenses, data processing expenses, directors fees and other general and administrative expenses including, among others, federal deposit insurance premiums and Office of Thrift Supervision assessments, stationery and postage expenses and other miscellaneous expenses. Following the offering, our noninterest expenses are likely to increase as a result of expenses of shareholder communications and meetings and expenses related to additional accounting services.

Salaries and employee benefits expenses consist primarily of salaries, wages and bonuses paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits. Following the offering, we will recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future. For an illustration of these expenses, see “Pro Forma Data.”

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using a combination of accelerated and straight-line methods based on the useful lives of the related assets, which range from three to 40 years.

Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans.

Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts, and Office of Thrift Supervision assessments are semi-annual assessments we pay to our primary regulator.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 3 of the notes to the consolidated financial statements included in this prospectus.

Other-Than-Temporary Impairment. Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.”

In determining OTTI under the ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Balance Sheet Analysis

Assets. At December 31, 2010, our assets totaled $169.7 million, an increase of $2.7 million, or 1.6%, from total assets of $167.0 million at December 31, 2009. The increase in assets for the year ended December 31, 2010 was due mainly to a $12.0 million, or 86.1%, increase in cash and cash equivalents due to loan refinancings and called securities. The increase in cash and cash equivalents was offset, in part, by a $9.6 million, or 8.0%, decrease in loans receivable, net as many loan customers took advantage of low long term mortgage rates and refinanced their mortgage loans. In addition, investment securities available-for-sale decreased by $2.8 million, or 11.4%, from $24.1 million at December 31, 2009 to $21.4 million at December 31, 2010 due to securities that had call features that were exercised.

Cash and Cash Equivalents. Cash and cash equivalents increased by $12.0 million, or 86.1%, from $13.9 million at December 31, 2009 to $25.9 million at December 31, 2010, as excess liquidity provided by loan refinancings and called securities was invested in short-term securities, including overnight deposits.

Loans. Our primary lending activity is the origination of loans secured by real estate. Our loans secured by real estate consist primarily of one- to four-family mortgage loans. We also originate lines of credit, residential construction loans, commercial real estate loans and land loans. Our non-real estate loans consist of consumer loans, and, to a very limited extent, commercial business loans.

The largest portion of the loan portfolio consists of one- to-four family mortgage loans. Most of our one- to four-family mortgage loans are owner occupied, but this category also includes loans secured by single-family investment properties. One- to four-family mortgage loans totaled $86.0 million, or 77.8%, $89.3 million, or 74.3% of the total loan portfolio, at December 31, 2010 and December 31, 2009, respectively. The $3.3 million, or 3.7%, decrease in one- to four-family mortgage loans during the year ended December 31, 2010 was primarily a result of our decision to sell most newly originated fixed-rate one- to four-family loans due to the low rates prevailing on such loans in 2010.

Lines of credit, all of which are secured by one- to four-family residential properties, totaled $12.7 million, and represented 11.5% of total loans, at December 31, 2010, compared to $12.3 million, or 10.2% of total loans, at December 31, 2009.

Residential construction loans totaled $5.8 million, and represented 5.2% of total loans, at December 31, 2010, compared to $10.4 million, or 8.7% of total loans, at December 31, 2009. We increased our residential construction loans by $2.7 million, or 35%, during the year ended December 31, 2009 as we made disbursements on several larger loans for the construction of custom built luxury homes, including speculative construction loans to builders. During the year ended December 31, 2010, we reduced residential construction loans by $4.6 million, or 44.9%, as we determined in light of market conditions to discontinue originations of speculative construction loans.

Commercial real estate loans totaled $4.0 million and represented 3.6% of total loans at December 31, 2010, compared to $4.2 million, or 3.5% of total loans, at December 31, 2009. We offer a variety of commercial real estate loans to owner occupants and investors. Our commercial real estate loans include loans secured by office buildings, dental offices, small retail buildings and warehouses.

Land loans totaled $3.1 million, or 2.8% of total loans, at December 31, 2010, compared to $3.9 million, or 3.3% of total loans, at December 31, 2009. Most of our land loans represent loans for the purchase of land that eventually will be used for the construction of owner-occupied residential property.

Our non-real estate loans consist of consumer loans and, to a very limited extent, commercial loans. While we offer a variety of consumer loans, we do not emphasize this type of lending and generally make consumer loans as an accommodation to our existing customers. Consumer loans totaled $44.000 at December 31, 2010, representing less than .04% of the loan portfolio, and consisted of automobile loans, unsecured loans and miscellaneous other loans.

At December 31, 2010, our commercial loans consisted of one unsecured operating lines of credit. We generally do not originate loans secured by equipment and receivables. Commercial loans totaled $23,000, representing less than .02% of total loans, at December 31, 2010.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2010		2009
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to four-family	$86,008,080	77.84%	$89,312,560	74.37%
Lines of credit	12,729,750	11.52	12,305,473	10.25
Commercial	3,969,015	3.59	4,197,266	3.50
Residential construction	5,755,197	5.21	10,437,002	8.69
Land	3,085,127	2.79	3,939,295	3.28

Total real estate loans	$111,547,169	100.95%	$120,191,596	100.09%
Consumer loans	44,177	.04%	33,511	0.03%
Commercial loans	22,645	.02	26,688	0.02

Total	66,822	.06%	60,199	0.05%
Less:
Deferred loan origination costs (fees), net	178,063	.16%	116,718	0.10%
Allowance for loan losses	(1,300,000)	(1.17)	(276,621)	(0.23)

Net loans	$110,492,054	100.00%	$120,091,892	100.00%

Loan Maturity

The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four- Family Loans	Lines of Credit	Commercial	Residential Construction	Land Loans	Consumer Loans	Commercial Loans	Total Loans
Amounts due in:
One year or less	$10,260,962	$12,729,750	$411,848	$3,037,691	$2,314,756	$7,529	$22,645	$28,785,181
More than one year to two years	3,237,280	—	1,420,205	—	574,123	3,613	—	5,235,221
More than two years to three years	4,101,618	—	316,268	—	196,248	—	—	4,614,134
More than three years to five years	9,821,664	—	393,407	—	—	32,710	—	10,247,781
More than five years to ten years	18,198,531	—	1,154,067	—	—	—	—	19,352,598
More than ten years to fifteen years	4,720,688	—	—	—	—	—	—	4,720,688
More than fifteen years	35,667,337	—	273,220	2,717,506	—	—	—	68,658,388

Total	$86,008,080	$12,729,750	$3,969,015	$5,755,197	$3,085,127	$44,177	$22,645	$111,613,991

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2010 that are due after December 31, 2011, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees and deferred loan costs.

	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
One- to four-family	$59,191,002	$16,556,116	$75,747,118
Lines of credit	—	—	—
Commercial	1,537,027	2,020,140	3,557,167
Residential construction	2,717,506	—	2,717,506
Land	—	770,371	770,371
Consumer loans	36,648	—	36,648
Commercial loans	—	—	—

Total	$63,482,183	$19,346,627	$82,828,810

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

Loan Activity

The following table shows loans originated, purchased and sold during the years ended December 31, 2010 and 2009.

	2010	2009
Total loans at beginning of period	$120,251,795	$136,775,270
Loans originated:
Real estate loans:
One-to four-family	21,745,350	29,531,000
Lines of credit	6,293,732	4,566,336
Commercial real estate	410,000	700,000
Residential construction	7,689,900	5,602,300
Land	456,000	428,000
Commercial	33,725	16,918
Consumer	46,000	31,700

Total loans originated	36,674,707	40,876,254
Loans purchased:
Real estate loans:
One-to four-family	18,076	248,162
Lines of credit	—	—
Commercial real estate	—	—
Residential construction	—	—
Land	—	—
Commercial	—	—
Consumer	—	—

Total loans purchased	18,076	248,162
Deduct:
Loan principal repayments	(33,921,895)	(36,422,227)
Loan sales	(10,799,950)	(20,195,300)
Loan participations	(131,483)	(983,904)
Charge-offs	(477,259)	(46,460)

Net loan activity	(8,637,804)	(16,523,475)

Total loans at end of period	$111,613,991	$120,251,795

Loan originations come from a number of sources. In addition to leads generated by our loan officer, our primary sources of loan originations are realtor relationships, existing customers, walk-in traffic, advertising and referrals from customers.

Based on market conditions, we may chose to sell newly originated one- to four-family mortgage loans. In recent periods we have elected to sell almost all newly originated conforming fixed-rate one- to four-family real estate loans and to hold in our portfolio shorter-term fixed-rate loans and adjustable-rate loans. Generally, loans are sold to investors on a servicing released basis.

During the year ended December 31, 2010, the amount of loans sold decreased by $9.4 million, or 46.5%, primarily because of the decline in loan originations during 2010. During the year ended December 31, 2009, the amount of loans sold increased by $17.1 million, or 558.7%, primarily as the result of our decision to sell most newly originated fixed-rate, one-to four-family loans due to low rates prevailing on such loans in 2009. The decline in loan originations during the 2010 period is primarily the result of decreased loan demand caused by declining real estate market conditions in our market area.

We have not purchased loan participation interests in recent years and purchased minimal amounts of one-to four-family real estate loans since 2008. All such loans purchased were originated through a community development program called the “Healthy Neighborhood” Program.

Securities

At December 31, 2010, we had $21.4 million of securities available-for-sale, as compared to $24.1 million at December 31, 2009. Securities available for sale at December 31, 2010 consisted of U.S. government agency securities and mortgage-backed securities. Most of our U.S. government agency securities and mortgage-backed securities are mortgage-backed securities issued by Freddie Mac or Fannie Mae or guaranteed by Ginnie Mae, although at December 31, 2010 we held 2 “private label” mortgage-backed securities with an amortized cost of $855,000. We had unrealized losses on those two mortgage-backed securities totaling $29.000 at December 31, 2010, although the securities continue to perform as expected and at December 31, 2010 we had the intent and ability to hold these securities to maturity.

We purchased two privately issued mortgage-backed securities, one in December 2007 and one in January 2008. The total face value of these securities when purchased totaled $2.1 million. At the time of purchase, both were rated AAA by either Moody’s and/or Standard & Poor’s. The yields on private label securities can exceed those available on agency securities. However, the absence of a government guarantee and the limited liquidity for privately issued mortgage-backed securities can negatively affect the trading values for such securities.

During the year ended December 31, 2009, we reclassified all held-to-maturity securities as available-for-sale. We held no securities classified as held-to-maturity at December 31, 2009 or December 31, 2010.

Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At December 31, 2010, we also held a $1.4 million investment in the common stock of the Federal Home Loan Bank of Atlanta. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Atlanta, and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank of Atlanta. At December 31, 2010, we held no stock in Fannie Mae and Freddie Mac, nor have we held stock in these entities throughout the periods presented.

Our securities available-for-sale decreased by $2.8 million, or 11.4%, from $24.1 million at December 31, 2009 to $21.4 million at December 31, 2010, as we invested cash flow resulting from payments on and maturities of mortgage-backed and U.S. government agency securities into liquid assets due to the historically low yields available on mortgage-backed securities.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At December 31,
	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment available-for-sale:
Obligations of U.S. government Agencies	$8,491,391	$8,285,000	$12,310,007	$12,197,840
Mortgage-backed securities	12,143,001	12,074,466	10,399,230	10,485,170
Bank notes	992,368	1,006,280	1,425,882	1,443,100

Total securities	$21,626,760	$21,365,746	$24,135,119	$24,116,110

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2010. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity. At December 31, 2010, we did not have any security (other than U.S. government agency securities) that exceeded 10% of our total equity at that date.

	One Year or Less		More than One Year To Five Years		More than Five Year To Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Investments (available-for-sale):
U.S. government agencies	$—	—%	$1,996,610	1.46%	$2,994,781	3.32%	$3,500,000	3.63%	$8,491,391	3.01%
Mortgage-backed securities	—	—	12,734	5.08	2,318,307	3.54	9,811,960	4.01	12,143,001	3.92
Bank notes	—	—	992,368	4.66	—	—	—	—	992,368	4.66

Total securities	$—	—%	$3,001,712	2.54%	$5,318,088	3.41%	$13,311,960	3.91%	$21,626,760	3.60%

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2010 and December 31, 2009, the aggregate cash surrender value of these policies was $4.2 million and $4.0 million, respectively.

Ground Rents. Ground rents represent the value of long-term leases with respect to land we own underlying residential properties. Ground leases amounted to $861,000 and $864,000 at December 31, 2010 and 2009, respectively. We intend to let our portfolio of ground leases run off over time as the homeowners redeem leases.

Deposits. We accept deposits primarily from individuals and businesses who are located in our primary market area. We rely on competitive pricing, customer service, account features and the location of our branch offices to attract and retain deposits. Deposits serve as the primary source of funds for our lending and investment activities. Interest-bearing deposit accounts offered include time deposits, which are certificates of deposit, passbook accounts, individual NOW accounts and money market accounts. Noninterest-bearing accounts consist of free checking and commercial checking accounts. To a limited extent, we also have utilized brokered deposits. Brokered deposits totaled $2.3 million and $2,4 million at December 31, 2010 and December 31, 2009, respectively.

The following table sets forth average balances and average rates of our deposit products for the periods indicated. For purposes of this table, average balances have been calculated using monthly balances.

	For the Year Ended December 31,
	2010		2009
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Noninterest-bearing demand deposits	$851,127	—%	$722,897	—%
Interest-bearing deposits:
Time deposits	105,522,734	2.59	106,410,704	3.48
NOW and money market	4,775,809	.25	4,382,658	0.27
Passbook	12,605,746	.57	12,492,264	0.63
Brokered deposits	2,304,658	1.66	2,324,574	4.30

Total	$126,060,074	2.25%	$126,333,097	3.08%

The following table sets forth the balances of our deposit accounts at the dates indicated.

	Year Ended December 31,
	2010		2009
	Amount	Percent	Amount	Percent
Noninterest-bearing deposits	$980,809	.75%	$759,607	0.60%
Interest-bearing deposits:
Time deposits	108,480,303	83.45	105,705,790	83.93
NOW and money market	4,728,778	3.64	4,637,116	3.68
Passbook	13,482,522	10.37	12,500,646	9.92
Brokered deposits	2,322,233	1.79	2,356,734	1.87

Total interest-bearing deposits	129,013,836	99.25	125,200,286	99.40

Total deposits	$129,994,645	100.00%	$125,959,893	100.00%

Balances in noninterest-bearing deposits increased by approximately $221,000, or 29.1%, from $760,000 at December 31, 2009 to $981,000 at December 31, 2010.

The following table indicates the amount of jumbo certificates of deposit with balances of $100,000 or greater by time remaining until maturity as of December 31, 2010, none of which are brokered deposits.

Maturity Period at December 31, 2010	Amount
(Unaudited)
Three months or less	$7,015,369
Over three through six months	5,286,331
Over six through twelve months	6,643,201
Over twelve months	14,243,867

Total	$33,188,768

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
	2010	2009
0.00 - 1.00%	$10,477,212	$1,263,930
1.01 - 2.00	42,463,642	29,421,599
2.01 - 3.00	23,331,505	22,406,778
3.01 - 4.00	11,969,505	22,661,398
4.01 - 5.00	22,386,941	32,004,693
5.01 - 6.00	173,731	176,777

Total	$110,802,536	$107,935,175

The following table sets forth the amount and maturities of time deposits at December 31, 2010 (unaudited).

	Amount Due				Total	Percent of Total Time Deposits
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years
0.00 - 1.00%	$9,706,757	$770,455	$—	$—	$10,477,212	9.66%
1.01 - 2.00	27,783,462	4,944,353	9,521,935	213,892	42,463,642	39.14
2.01 - 3.00	5,134,977	4,545,862	7,887,053	5,763,613	23,331,505	21.51
3.01 - 4.00	6,790,532	2,584,692	454,742	2,139,539	11,969,505	11.03
4.01 - 5.00	11,601,890	3,997,950	6,387,732	399,369	22,386,941	18.50
5.01 - 6.00	—	—	173,731	—	173,731	.16

Total	$61,017,618	$16,843,312	$24,425,193	$8,516,413	$110,802,536	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2010	2009
Beginning balance	$125,959,893	$124,912,687
Increase (decrease) before interest credited	1,989,563	(2,126,343)
Interest credited	2,738,171	3,589,677
Internal deposit accounts	(692,982)	(416,128)
Net increase (decrease) in deposits	4,034,752	1,047,206

Ending balance	$129,994,645	$125,959,893

Borrowings. We use borrowings from the Federal Home Loan Bank of Atlanta to supplement our supply of funds for loans and investments and for interest rate risk management. The following table sets forth information regarding our Federal Home Loan Bank of Atlanta advances for the periods presented.

	Year Ended December 31,
	2010	2009
Maximum amount of Federal Home Loan Bank advances outstanding at any month end during the period	$27,888,889	$28,305,556
Average Federal Home Loan Bank advances outstanding during the period	$23,152,778	$23,493,056
Weighted average interest rate during the period	3.85%	3.17%
Balance outstanding at end of period	$22,583,333	$22,916,667
Weighted average interest rate at end of period	3.92%	3.20%

Equity. Total equity decreased by $1.0 million, or 5.9%, to $16.0 million at December 31, 2010 from $17.0 million at December 31, 2009 primarily as the result of a net loss of $857,000 for the year ended December 31, 2010.

Results of Operations for the Years Ended December 31, 2010 and 2009

Overview. We had a net loss of $857,000 for the year ended December 31, 2010, as compared to net income of $343,000 for the year ended December 31, 2009. The decrease in net income between the periods was primarily due to a provision for loan losses of $1.5 million during the year ended December 31, 2010, as compared to a $51,000 provision for the 2009 fiscal year. The increased provision primarily was due to problems experienced during the year ended December 31, 2010 with respect to certain speculative construction loans. See “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.” Also contributing to the decline in net income during the year ended December 31, 2010 was an increase of $605,000, or 16.6%, in noninterest expenses.

Net Interest Income. Net interest income increased by $133,000, or 3.8%, from $3.5 million for the year ended December 31, 2009 to $3.6 million for the year ended December 31, 2010. The increase in net interest income is primarily attributable to a 31 basis point increase in our interest rate spread from 1.74% for the year ended December 31, 2009 to 2.05% for the year ended December 31, 2010, offset, in part, by a $9.3 million, or 7.4%, decrease in the average balance of loans receivable net. During the year ended December 31, 2010, we also were able to take advantage of decreasing market interest rates to reduce our cost of funds while limiting the decrease in yields earned on our other interest-earning assets.

Interest on loans receivable, net decreased by $749,000, or 10.2%, from $7.4 million for the year ended December 31, 2009 to $6.6 million for the year ended December 31, 2010, due to a $9.3 million, or 7.4%, decrease in the average balance of loans and an 18 basis point decrease in the average yield. The decrease in the average balance of loans reflected our decision to sell a greater portion of our fixed-rate one- to four-family loan originations during the year ended December 31, 2009 due to the low rates available on those loans. The decrease in the average yield on loans was attributable to a decrease in prevailing market interest rates during the year ended December 31, 2009.

Interest on investment securities available-for-sale decreased by $78,000, or 9.4%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, as a $409,000, or 2.1%, increase in the average balance of investment securities available-for-sale was more than offset by a 47 basis point decrease in the average yield.

Interest on cash and cash equivalents remained low by historical standards during the year ended December 31, 2010 and 2009 due to the historically low prevailing market rates during those periods.

During the ended December 31, 2010, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $924,000, or 25.0%, from $3.7 million for the year ended December 31, 2009, to $2.8 million for the year ended December 31, 2010, due to an 85 basis point decrease in the average cost of time deposits and an $888,000, or .8%, decrease in the average balance of time deposits. During the year ended December 31, 2010, we were able to take advantage of declining interest rates to reprice maturing certificates of deposit at lower rates. Interest on brokered deposits remained stable at $100,000 for the year ended December 31, 2010 and 2009, as both the average balance of, and average rate earned on, brokered deposits remained stable. Interest on NOW and money market accounts remained stable during the year ended December 31, 2010 as compared to the year ended December 31, 2009, as a 9.0% increase in the average balance was offset by a 2 basis point decrease in the average cost of NOW and money market accounts. Interest on passbook accounts decreased by $7,600, or 9.7%, from $78,000 for the year ended December 31, 2009 to $71,000 for the year ended December 31, 2010, due primarily to a 7 basis point decrease in the average rate paid on passbook accounts. The average balance of passbook accounts increased slightly during the year ended December 31, 2010, as compared to the 2009 fiscal year.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank of Atlanta advances, decreased by $13,000, or 1.4%, during the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to a 6 basis point decrease in the average cost of other interest-bearing liabilities. At December 31, 2010, we had $22.6 million of Federal Home Loan Bank of Atlanta advances. See note 8 of notes to consolidated financial statements included in this Annual Report on Form 10-K for a schedule of the amounts, rates and maturities of our Federal Home Loan Bank of Atlanta advances.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using monthly balances, and nonaccrual loans are included in average balances only. Amortization of net deferred loan fees are included in interest income on loans and are insignificant. No tax-equivalent adjustments were made. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Year Ended December 31,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Cash and cash equivalents	$21,112,902	$18,817	0.09%	$15,009,423	$10,953	0.07%
Loans receivable net	117,163,341	6,623,344	5.65	126,464,432	7,372,112	5.83
Investment securities available-for-sale (1)	20,023,371	760,031	3.80	19,614,289	838,433	4.27
Other interest-earning assets	2,346,970	57,567	2.45	5,479,978	50,334	0.92

Total interest-earning assets	160,646,584	7,459,759	4.64	166,568,122	8,271,832	4.97

Noninterest-earning assets	7,527,568	—	—	1,594,639	—	—

Total assets	168,174,152	7,459,759	4.44	$168,162,761	8,271,832	4.92

Liabilities and equity:
Time deposits	105,522,734	2,776,309	2.63	106,410,704	3,700,705	3.48
NOW and money market	4,775,809	11,980	0.25	4,382,658	11,731	0.27
Passbook	12,605,746	70,619	0.56	12,492,264	78,237	0.63
Brokered deposits	2,304,658	99,301	4.31	2,324,574	100,002	4.30
Other interest-bearing liabilities (Federal Home Loan Bank advances)	23,569,444	901,616	3.83	23,493,056	914,690	3.89

Total interest-bearing liabilities	148,778,391	3,859,825	2.59	149,103,256	4,805,365	3.22
Noninterest-bearing liabilities	2,712,203	—	—	2,168,808	—	—

Total liabilities	151,490,594	3,859,825	2.55	151,272,064	4,805,365	3.18

Total equity	16,683,558			16,890,697

Total liabilities and equity	$168,174,152			$168,162,761

Net interest income		$3,599,934			$3,466,467

Interest rate spread			2.05%			1.74%

Net interest margin			2.24%			2.08%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.98%			111.71%

(1)	Investment securities available-for-sale are presented at fair market value.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
Assets:
Cash and cash equivalents	$3,030	$4,834	$7,864
Investment securities	(211,196)	(537,572)	(748,768)
Loans receivable, net	(93,551)	15,149	(78,402)
Other interest-earning assets	20,672	(13,439)	7,233

Total interest-earning assets	(281,045)	(531,028)	(812,073)

Liabilities:
Time deposits	(900,869)	(23,554)	(924,423)
NOW and money market	(1,094)	1,343	249
Passbook	(8,218)	629	(7,589)
Brokered deposits	156	(856)	(700)
Other interest-bearing liabilities	(15,987)	2,911	(13,076)

Total interest-bearing liabilities	(926,011)	(19,528)	(945,539)

Change in net interest income	$644,966	$(511,500)	$133,466

Provision for Loan Losses. We maintain an allowance at a level necessary to absorb management’s best estimate of probable loan losses in the portfolio. Management considers, among other factors, historical loss experience, type and amount of loans, borrower concentrations and current conditions of the economy. In addition, the allowance considers the level of loans which management monitors as a result of inconsistent repayment patterns. Management has identified commercial real estate loans as an area for expected increased lending. Such loans carry a higher degree of credit risk than our historical single-family lending.

Our provision for loan losses was $1.5 million for the year ended December 31, 2010, compared to a provision of $51,000 for the year ended December 31, 2009. At December 31, 2010, the allowance for loan losses was $1.3 million, or 1.2% of the total loan portfolio, compared to $277,000, or 0.2% of the total loan portfolio, at December 31, 2009.

We have had minimal historical loss experience up until late 2009. Due to the worsening economic environment, however, management felt it prudent to increase the allowance for loan losses, and, therefore, the provision for loan losses, during the first half of 2009. Management continued to monitor the allowance for loan losses very closely, and determined no further increase was either necessary or justifiable during the second half of 2009 given our historical loss experience. As management has continued to monitor closely the level of the allowance for loan losses throughout 2010, and taking into consideration our historical loss experience and current economic conditions, we have further increased the allowance for loan losses and, therefore, the provision for loan losses, to reflect management’s most current assessment.

Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

Nonaccrual loans amounted to $663,000 at December 31, 2010 and $1.0 million at December 31, 2009. Net loan charge-offs amounted to $478,000 during the year ended December 31, 2010, compared to $46,000 during the year ended December 31, 2009.

Noninterest Income. Total noninterest income decreased by $97,000, or 14.0%, from $692,000 for the year ended December 31, 2009 to $595,000 for the year ended December 31, 2010. The decrease primarily reflected a decrease of $59,000, or 26.2%, in gain on sale of loans, as we elected in 2009 and 2010 to sell most newly originated fixed-rate one- to four-family loans due to the low rate prevailing on such loans, and had more volume in this activity during 2009.

Noninterest Expenses. Total noninterest expenses increased by $605,000, or 16.6%, from $3.6 million for the year ended December 31, 2009 to $4.3 million for the year ended December 31, 2010. The increase primarily was attributable to increases of $245,000, or 12.2%, $49,000, or 8.1%, and $264,000, or 39.5%, in salaries and employee benefits, occupancy expenses and other general and administrative expenses, respectively, largely due to the opening of our new branch office in Hampstead, Maryland in September 2009, as well as incurring real estate owned expenses on foreclosed loans in 2010.

Income Tax Expense. We had an income tax benefit of $700,000 during the year ended December 31, 2010, due to our incurring a net loss during that period. We had income tax expense of $119,000 during the year ended December 31, 2009, resulting in an effective tax rate of 25.8% for that period.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risk, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or income.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We do not offer, and have not offered, sub-prime or no-documentation mortgage loans and have made only a limited amount of Alt A mortgage loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 day past due, a late notice is sent to the borrower. When the loan becomes 30 days past due, a more formal letter is sent. Between 15 and 30 days past due, telephone calls are also made to the borrower. After 30 days, we regard the borrower in default. Between 30 and 45 days delinquent, the borrower may be sent a letter from our attorney and we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent, at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against interest income. Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance. In addition, we consider certain nonagency mortgage-backed securities as nonperforming due to ratings downgrades and cash flow concerns.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2010	2009
Nonaccrual loans:
Real estate loans:
One-to four-family	$117,101	$340,551
Lines of credit	—	59,499
Commercial	—	—
Residential construction	—	632,549
Land	545,484	—
Commercial	—	—
Consumer	—	—

Total	$662,585	$1,032,599

Accruing loans past due 90 days or more:
Real estate loans:
One-to four-family	—	706,000
Lines of credit	—	—
Commercial	—	—
Residential construction	—	—
Land	—	—
Commercial	—	—
Consumer	—	—

Total	$—	$706,000

Total of nonaccrual loans and accruing loans 90 days or more past due	$662,585	$1,738,599
Assets acquired through foreclosure	2,015,909	—

Total nonperforming assets	$2,678,494	$1,738,599

Troubled debt restructurings	$2,091,535	$—

Troubled debt restructurings and total nonperforming assets	$4,770,029	$1,738,599

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	0.59%	1.44%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	0.39%	1.04%

Total nonperforming assets to total assets	1.58%	1.04%

At December 31, 2010, assets acquired through foreclosure included a luxury home carried at $1.2 million. This property was securing a speculative construction loan that was a nonaccrual loan at December 31, 2010. The property is under contract for sale, and the carrying value at December 31, 2010 is based on the sale price less estimated disposition costs.

Included in troubled debt restructurings at December 31, 2010 was a $542,000 loan secured by a one- to four-family owner-occupied property. This loan was considered an impaired loan at December 31, 2010. The loan is insured by a private mortgage insurer. This loan was measured for loss using the fair value of collateral method less disposition costs. It was determined there was no loss on this loan under this method after applying the funds to be received from the private mortgage insurer. The borrower on this loan was having temporary financial difficulty, and we agreed to modify the loan. The only concession made was that we agreed to defer the payment of the then accrued interest of $10,003 until the loan was paid off. No principal or interest was forgiven, and no change in the interest rate was made. The interest for the year ended December 31, 2010 on this loan was $33,600, all of which was recognized as income.

For further information on our methodology for establishing specific valuation allowances, see “—Analysis and Determination of the Allowance for Loan Losses — Specific Valuation Allowance.”

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. We do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2010 and December 31, 2009, we had $2.1 million and $0, respectively, in modified loans, which are also referred to as troubled debt restructurings. At December 31, 2010, troubled debt restructured loans included one speculative construction loan with an outstanding balance of $578,000 and four owner-occupied one-to four-family loans aggregating $1.5 million.

With respect to our speculative construction loan classified as a troubled debt restructured loan with an outstanding balance of $578,000 at December 31, 2010, the borrower has never missed a payment. The only modification to this loan is that the term has been extended three times to allow additional time for the borrower to sell the property. No principal or interest was forgiven, and no change in the interest rate was made. At one extension, we noted deterioration in the borrower’s financial condition and, therefore, classified the loan as a troubled debt restructuring. Our latest evaluation of the borrower’s financial condition shows significant improvement. This loan has never been nonaccrual. The interest for the year ended December 31, 2010 on this loan was $37,500, all of which was recognized as income.

Our four owner-occupied one- to four-family troubled debt restructured loans had outstanding balances of $270,000, $265,000, $437,000 and $542,000 at December 31, 2010. The borrower on the loan with an outstanding balance of $270,000 was having temporary financial difficulty, and we agreed to modify the loan to allow the borrower to make interest only payments for a period of seven months. No principal or interest was forgiven and no change in the interest rate was made. At the end of this period, the loan will be re-amortized to pay off the loan by the original maturity date. This loan has never been nonaccrual. The interest for the year ended December 31, 2010 on this loan was $16,600, all of which was recognized as income. The borrower has complied with the temporary payment as agreed.

The borrower on the $265,000 loan was having temporary financial difficulty, and we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment plan. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $4,000 until the loan was paid off. No principal or interest was forgiven and no change in the interest rate was made. This loan was never in nonaccrual status during 2010. The interest for the year ended December 31, 2010 on this loan was $18,800, all of which was recognized as income.

The borrower on the $437,000 loan was having temporary financial difficulty, and we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment arrangement. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $16,000 until the loan was paid off. No principal or interest was forgiven and no change in the interest rate was made. This loan was never in nonaccrual status during 2010. The interest for the year ended December 31, 2010 on this loan was $38,900, all of which was recognized as income.

The borrower on the $542,000 loan was having temporary difficulty, and we agreed to modify the loan by allowing a temporary payment plan. At a later date, we agreed to defer the payment of the then accrued interest of $10,000 until the loan is paid off. No principal or interest was forgiven and no change in the interest rate was made. The interest for the year ended December 31, 2010 on this loan was $33,600, all of which was recognized as income.

If a loan is in nonaccrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six payments under the restructured terms, unless, we have adequate collateral valuations or other analyses to support maintaining the loan on accrual status.

All of the above loans were classified as impaired and measured for loss in accordance with Accounting Standards Codification 310-10-35. The speculative construction loan was measured using the fair value of collateral less disposition costs method, and the other three loans were measured using the present value of discounted cash flows method. The discount rate used was the original note rate, which in each of these instances is equal to the modified terms rate. The other significant assumptions used in our discounted cash flow model to determine the fair value of the loans were the schedule of cash flows produced under the modified terms. It should be noted that in all cases, we did not forgive principal or interest or reduce the interest rate from the original note rate.

Interest income that would have been recorded for the year ended December 31, 2010 and the year ended December 31, 2009 had nonaccrual loans been current according to their original terms, amounted to approximately $204,000 and $40,000, respectively. Interest income of $0 related to nonaccrual loans was included in interest income for the years ended December 31, 2010 and, 2009.

At December 31, 2010, we had $2.0 million of real estate owned.

Classified Assets. Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets; substandard, doubtful and loss. “Substandard assets” must have one or more defined weakness and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful we may establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.

	At December 31,
	2010	2009
Special mention assets	$1,301,000	$8,862,000
Substandard assets	2,524,000	2,624,000
Doubtful assets	—	81,000

Total classified and criticized assets	$3,825,000	$11,567,000

Classified and criticized assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore are not included as nonperforming assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Also included in classified and criticized assets are delinquent ground rents and certain nonagency mortgage-backed securities that have experienced rating downgrades or cash flow deficiencies.

The decrease in classified assets for the year ended December 31, 2010 was due to $2.5 million of classified assets as of December 31, 2009 paying off during the period, $2.8 million being brought current, $1.2 million being reclassified from speculative construction loan to an owner-occupied loan, $2 million transferred to other real estate owned, and $200,000 of charge-offs. These improvements were offset, in part, as $_1.0 million of loans that were not previously classified at December 31, 2009 were classified as of December 31, 2010. These newly classified loans included two one- to four-family investment properties totaling $_250,000, one land loan for $360,000 and one commercial real estate loan for $_474,000. . Of the $_2.5 million of substandard assets at December 31, 2010, $913,000 were nonaccrual loans. See “— Analysis of Nonperforming and Classified Assets.”

Special mention assets decreased to $1.3 million at December 31, 2010 from $8.9 million at December 31, 2009. The decrease occurred as a result of two of our speculative construction loans being transferred to real estate owned during 2010, $2.5 million being paid off during 2010, $2.8 million being brought current during 2010, and $1.2 million being reclassified from speculative construction to an owner-occupied loan.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2010				2009
	30 – 89 Days		90 Days or More		30 – 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Real estate loans:
One-to four-family	12	$428,267	3	$117,101	15	$2,450,000	6	$1,046,551
Lines of credit	1	465,930	—	—	2	55,000	1	59,499
Commercial	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	1	632,549
Land	—	—	2	545,484	—	—	—	—
Consumer	2	642	—	—	1	1,000	—	—
Commercial	—	—	—	—	—	—	—	—

Total	15	$894,839	5	$662,585	18	$2,506,000	8	$1,738,599

Analysis and Determination of the Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis, and any adjustments must be approved quarterly by the Board. When additional allowances are necessary, a provision for loan losses is charged to earnings. Our methodology for assessing the appropriateness of the allowance for loan losses is reviewed periodically by the board of directors. The board of directors also reviews the allowance for loan losses established on a quarterly basis.

General Valuation Allowance. We establish a general valuation allowance for loans that should be adequate to reserve for the estimated credit losses inherent in each segment of our loan portfolio, given the facts and circumstances as of the valuation date for all loans in the portfolio that have not been classified. The allowance is based on our average annual rate of net charge offs experienced over the previous four quarters on each segment of the portfolio and is adjusted for current qualitative factors. If historical loss data is not available for a segment, the estimates used will be based on various components such as industry averages. For purposes of determining the estimated credit losses, the loan portfolio is segmented as follows: (i) one- to four-family first mortgage real estate loans; (ii) one- to four-family second mortgage real estate loans; (iii) one- to four-family home equity lines of credit; (iv) commercial loans; (v) speculative construction loans; (vi) other construction loans; (vii) land loans; and (viii) consumer loans. Qualitative factors that are considered in determining the adequacy of the allowance for loan losses are as follows: (i) trends of delinquent and nonaccrual loans; (ii) economic factors; (iii) concentrations of credit; (iv) changes in the nature and volume of the loan portfolio; and (v) changes in lending staff and loan policies. We do not record allowances for impaired loans in our general allowance; however, the balances of impaired loans are included in the other categories of our allowance for loan losses if there was no loss on the impaired loan when measured individually.

Specific Valuation Allowance. All adversely classified loans meeting the following loan balance thresholds are individually reviewed: (i) speculative construction loans; (ii) commercial loans greater than $500,000; (iii) land loans greater than $500,000; (iv) all other loans greater than $1.5 million; and (v) any other nonperforming loans. Any portion of the recorded investment in excess of the fair value of the collateral less the disposition costs is charged off against the allowance for loan losses. It has been our policy to not maintain specific reserves against impaired loans. Impaired loans are measured for loss using the fair value of collateral less disposition costs method for collateral dependent loans, and the present value of discounted cash flows method for other loans. It has been our policy to directly charge off any loss determined on impaired loans using these methods, and we do not foresee maintaining specific reserves for these loans.

We charge off 100% of the assets or portions thereof classified as loss. The amount of the loss will be the excess of the recorded investment in the loan over the fair value of collateral less disposition costs estimated on the date that a probable loss is identified. Management obtains updated appraisals with respect to loans secured by real estate.

All other adversely classified loans as well as special mention and watch loans are reviewed monthly. Our historical loss experience in each category of loans is utilized in determining the allowance for that group. The determined loss factor in each loan category may be adjusted for qualitative factors as determined by management.

Unallocated Valuation Allowance. Our allowance for loan losses methodology also includes an unallocated component to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2010			2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to four-family	$536,549	41.27%	77.06%	$91,335	33.02%	73.71%
Lines of credit	407,352	31.33	11.40	132,257	47.81	10.16
Commercial	70,473	5.42	3.56	20,986	7.59	3.46
Residential construction	80,789	6.21	5.16	18,795	6.79	8.61
Land	173,024	13.31	2.76	7,879	2.85	3.25
Consumer	8,259	.64	.04	1,166	0.42	0.78
Commercial	—	—	.02	—	—	0.02
Unallocated	23,554	1.82	—	4,203	1.52	—

Total	$1,300,000	100.00%	100.00%	$276,621	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Office of Thrift Supervision, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The Office of Thrift Supervision may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2010	2009
Allowance for loan losses at beginning of period	$276,621	$272,121
Charge-offs:
Real estate loans:
One-to four-family	6,785	—
Lines of credit	207,126	42,500
Commercial	—	—
Residential construction	112,500	—
Land	146,250	—
Commercial	6,129	—
Consumer	—	3,960

Total charge-offs	478,790	46,460

Recoveries	(1,531)	—

Net charge-offs	477,259	46,460
Provision for loan losses	1,500,638	50,960

Allowance at end of period	$1,300,000	$276,621
Allowance for loan losses to total loans at the end of the period	1.16%	0.23%

Net charge-offs to average loans outstanding during the period	0.43%	0.04%

Loans are considered impaired when, based on available information, it is probable that we will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are past due and they are placed on nonaccrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate, consumer installment loans, and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (usually 90 days or less), provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, we measure impairment on such loans by reference to the fair value of the collateral. Fair value of the collateral is generally determined using third party appraisals that are reviewed by management for propriety and reasonableness. Third party appraisals are conducted at least annually. Additionally, internal evaluations of collateral value are conducted quarterly to ensure any further deterioration of the collateral value is recognized on a timely basis. Once a loss is determined to have occurred, the loan is charged down to the fair value of the collateral, net of any disposal costs, or net realizable value. Income on impaired loans is recognized in a manner similar to the method followed on nonaccrual loans.

We have classified as impaired, loans that are 90 days or more delinquent, or a troubled debt restructuring. The amount of impaired loans of $2,754,119 as of December 31, 2010 was comprised of four loans totaling $477,000 that were all 90 days or more delinquent, one loan totaling $185,000 we have placed on non-accrual, and five loans totaling $2.1 million that are troubled debt restructurings. Of the four loans totaling $477,000 that are 90 days or more delinquent, two are small balance loans on residential owner-occupied properties. Of the other two of these loans, one is secured by a speculative residential building lot totaling $360,000. This loan amount reflects the loan having been written down by $146,250 based on the amount bought at foreclosure sale on December 20, 2010 and estimated disposition costs. We are waiting for the courts to ratify the sale. The other is a $109,000 loan on an owner-occupied residential property. This loan has been measured for loss under the fair value of collateral method and it was determined no further loss to be recognized at this time. The one loan totaling $185,000 that we placed on non-accrual is secured by a residential building lot. We have measured this loan for loss using the fair value of collateral method and have determined at this time no loss is to be recognized. The five loans totaling $2.1 million that are troubled debt restructurings have all been measured for loss using the present value of discounted cash flow method. It was determined that no loss should be recognized at this time.

We measure an impaired loan for loss in the following ways:

•

Collateral dependent loans are measured for loss at the point the loan becomes 60 or more days delinquent or at maturity if an extension is requested. We obtain a third party appraisal to determine the fair market value of the collateral. We measure these loans for loss by using the fair value of collateral less disposition costs method and if any loss is determined it is charged off directly. Subsequently, these loans are re-evaluated at least annually by obtaining an updated third party appraisal to determine if there should be any further loss recognition.

•

Non-collateral dependent loans are measured for loss at the point the loan becomes 90 to 120 days delinquent. If there are no work-out arrangements, we will treat the loan as a collateral dependent loan and measure for loss as stated above. If there is a work-out arrangement, the loan will be measured for loss using the present value of discounted cash flows method. If any loss is determined, it is our policy to charge off this loss directly. As long as the borrower performs under the terms of the work-out arrangement, no further measurement for loss is performed. If the borrower would fail to perform under the work-out arrangement, we will treat the loan as a collateral dependent loan and measure for loss as stated above.

With respect to the $360,000 loan and the $185,000 loan described above, we utilized appraisals performed by third parties to determine the fair value of the real estate securing these loans and an internal review process that consists of monitoring recent market activity, including comparable recent sales activity, listings and general economic conditions in our quarterly evaluation. It is our policy to obtain an updated appraisal on at least an annual basis on our collateral dependent loans. If we have evidence that causes us to believe that additional deterioration may have occurred, we will require a more frequent updated appraisal. Given the cost of more frequent updates and our knowledge of the local market areas in which we lend, we believe this to be prudent.

We have not experienced any significant time lapses between the time a third party appraisal is ordered and the time it is received and used to evaluate if any loss has been incurred and subsequently recognized, if applicable. We have not charged off an amount different from what was determined after evaluating a collateral dependent loan for loss using the fair value of collateral less disposition costs method.

During the year ended December 31, 2010, we had charge-offs totaling $478,800. Of this amount, $207,126 related to three home equity lines of credit, and $146,250 was attributable to a speculative residential lot loan and $112,500 was attributable to two speculative construction loans. The increase in the allowance for loan losses at December 31, 2010 as compared to December 31, 2009 is primarily the result of speculative construction loans relating to luxury homes.

For the year ended December 31, 2010, charge-offs included $59,500, which was the remaining loan balance on a loan to a nonprofit for the acquisition and intended rehabilitation of several residential properties in a low income neighborhood in Baltimore City. The nonprofit filed for bankruptcy, and we foreclosed on the property with no bidders. We decided to walk away from the properties and write off the balance of the loan. In addition, $112,500 was charged off relating to two speculative construction loans after receiving updated appraisals and reducing the appraised value by expected disposition costs. Another $146,250 was charged off relating to a speculative lot loan as to which we received an updated appraisal and reduced the appraised value by expected disposition costs. We made $147,626 of additional charge-offs related to two residential home equity loans where the value of the properties exceeded the combined first and second loan balances and the borrowers filed for bankruptcy. The remaining $12,915 of charge-offs related to a residential loan participation in which we participated by purchasing a percentage of residential loans through a consortium of local lenders for the purchase and/or rehabilitation of residential properties in low to moderate income neighborhoods, and an unsecured commercial line of credit.

The amount of charge-offs during the year ended December 31, 2010 exceeded the beginning balance of the allowance for loan loss primarily due to the fact we have had virtually no historical experience of loan losses until recently. In 2010 we have experienced some loan losses and are recognizing these losses as incurred.

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes adjusting our loan mix by adding more loans with variable rates and adjusting our investment portfolio mix and duration. Specifically, over the past several years we have sought to shorten the average term of our loan portfolio by emphasizing the origination of one- to four-family fixed-rate loans with ten year terms. In addition, at December 31, 2010, we had $12.7 million of home equity lines of credit, all of which reprice monthly. We also had $25.9 million of cash and cash equivalents that reprice in the very near term. With respect to liabilities, we have had some success in the current low interest rate environment in increasing our longer-term certificates of deposit, as our customers have been willing to purchase longer-term certificates of deposit in exchange for increased yield, while, conversely, decreasing our short-term certificates of deposit.

We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

During the year ended December 31, 2007, we sold $9.5 million of low yielding loans in order to reduce our interest rate risk profile and to enhance future earnings through the reinvestment of the proceeds from such loan sales into higher yielding assets. The loans sold were long-term, fixed-rate, one- to four-family mortgage loans with an average yield of 4.8%. Initially, we reinvested the proceeds from this sale into interest-bearing deposits in other banks, and eventually we seek to reinvest the proceeds into jumbo one- to four-family mortgage loans, which generally carry higher yields than our conforming one- to four-family mortgage loans. The effect of this transaction was to shorten the average maturity of our interest-earning assets, thereby reducing our interest rate risk.

We have an Asset/Liability Management Committee, which includes members of management selected by the board of directors and one non-management director, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income.

Net Portfolio Value Analysis. We currently use the net portfolio value analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by capturing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. In addition to the net portfolio value analysis prepared by the Office of Thrift Supervision, we utilize other interest rate risk software to help us manage interest rate risk.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2010 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Estimated Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point Change in Rates	Amount	Change	% Change	NPV Ratio	Basis Point Change
300	$14,297	$(3,846)	(21)%	8.49%	(178	)bp
200	16,303	(1,841)	(10)	9.50	(77)
100	17,786	(358)	(2)	10.19	(8)
0	18,144	—	—	10.27	—
(100)	17,971	(173)	(1)	10.12	(16)

The Office of Thrift Supervision uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds available to meet short-term liquidity needs consist of deposit inflows, loan repayments and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets available to meet short-term liquidity needs based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objectives of our asset/liability management policy. We do not have long-term debt or other financial obligations that would create long-term liquidity concerns.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $25.9 million. Securities classified as available-for-sale, amounting to $21.4 million at December 31, 2010, provides an additional sources of liquidity. In addition, at December 31, 2010, we had the ability to borrow a total of approximately $28.3 million from the Federal Home Loan Bank of Atlanta. At December 31, 2010, we had $22.6 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3 million line of credit with another bank, on which we had no outstanding balance at December 31, 2010.

During the year ended December 31, 2009 we sold one of our securities that was classified as held-to-maturity. The decision to sell this security was based on the specifics of that security and was not made as a result of liquidity concerns. As a result of the sale, the remainder of the held-to-maturity portfolio was considered tainted and transferred to the available-for-sale portfolio in accordance with accounting rules

At December 31, 2010 we had $1.7 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2010 totaled $59.0 million, or 54.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2010.

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	$580,815	$165,989	$278,545	$136,281	$—
Federal Home Loan Bank advances and other borrowings	22,583,333	5,083,333	2,500,000	—	15,000,000

Total	$23,164,148	$5,249,322	$2,778,545	$136,281	$15,000,000

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activity is activity in deposit accounts. Deposit flows are affected by the overall level of interest rates, the interest rates and product offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

The capital from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 11 of the notes to consolidated financial statements.

For the years ended December 31, 2010 and 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Board (“ASC”) Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Association adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Association’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Association on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 14 - Fair Value Measurements).

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Association adopted the new authoritative accounting guidance under ASC Topic 820 during 2009. Adoption of the new guidance did not significantly impact the Association’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

The foregoing new authoritative accounting guidance under ASC Topic 820 became effective for the Association’s financial statements for 2009 and did not have a significant impact on the Association’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010 and did not have a significant impact on the Association’s financial statements.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this prospectus have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included herein beginning on F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The board of directors of Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association are each comprised of five persons who are elected for terms of three years, approximately one-third of whom are elected annually. The same individuals comprise the boards of directors of Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association. Information regarding the directors is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of December 31, 2010. The starting year of service as a director relates to service on the board of directors of Fraternity Federal Savings and Loan Association.

The following directors have terms ending in 2011:

Michael P. O’Shea has been the President and Chief Executive Officer of O’Shea Lumber Company since 1971. Director since 2002. Age 67.

Mr. O’Shea provides the Board with significant management, strategic and operational knowledge through his experience as President and Chief Executive Officer of O’Shea Lumber Company. In addition, Mr. O’Shea provides the Board of Directors with valuable insight regarding Fraternity Federal Savings and Loan Association’s market area through his experience as President and Chief Executive Officer of O’Shea Lumber Company over the past 39 years.

Richard C. Schultze has served with Fraternity Federal Savings and Loan Association since 1990 and has been our President and Chief Operating Officer since 1993. Director since 1993. Age 56.

Through his affiliation with Fraternity Federal Savings and Loan Association for over 20 years and with over 32 years in the banking industry, Mr. Schultze brings in-depth knowledge and understanding of the banking business and our history, operations and customer base. In addition, Mr. Schultze has been a resident of Fraternity Federal Savings and Loan Association’s market area for many years and is an active member of the community. Mr. Schultze’s active involvement in the community has helped him establish a network of contacts that greatly assists us in our marketing efforts.

The following directors have terms ending in 2012:

William D. Norton is the co-founder of and has served as an Executive Vice President of Red Bag Solutions since March 2002. In addition to co-founding Red Bag Solutions, Mr. Norton has been a Managing Member of Waste Processing Solutions Service Co. since May 2010. Director since 2003. Age 63.

Mr. Norton has lived in Fraternity Federal Savings and Loan Association’s market area for many years and has developed extensive ties to the market area. Additionally, Mr. Norton’s management experience as a small business owner of two other companies in the local area have provided him with leadership experience and expertise that is valuable to the board of directors.

Thomas K. Sterner has served with Fraternity Federal Savings and Loan Association since January 1988 and has been our Chairman of the Board and Chief Executive Officer since 1993. He also serves as our Chief Financial Officer. Director since 1993. Age 51.

Mr. Sterner’s over 31 years of banking experience, including 22 years with Fraternity Federal Savings and Loan Association, have provided him with strong leadership and managerial skills, as well as a deep understanding of the financial industry. In addition, Mr. Sterner’s knowledge of all aspects of our business and its history, combined with his success and strategic vision, position him well to serve as our Chairman, Chief Executive Officer and Chief Financial Officer.

The following director has a term ending in 2013:

William J. Baird, Jr. began his career with Armco Steel as an industrial engineer and in 1963 became a Partner in an engineering consulting business which he then sold in 1976. At that time, he started a risk management insurance consulting firm which, after several mergers, became part of the Willis Group, a global risk consulting/brokerage operation where he held several senior management positions. He retired in 1995. Mr. Baird has been involved in numerous for-profit and not-for profit organizations over 50 years, including service on the boards of directors of three hospitals, two universities, three private businesses and numerous charities. Director since 2009. Age 70.

Mr. Baird provides extensive management experience in both large and small firm settings as well as critical experience in risk management related matters. In addition, Mr. Baird’s continued involvement in community organizations and local matters is a vital component of a well rounded board.

Executive Officers

The executive officers of Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association are elected annually by the board of directors and serve at the board’s discretion. The executive officers of Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association are:

Name	Position
Thomas K. Sterner	Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association

Richard C. Schultze	President and Chief Operating Officer of Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association

Corporate Governance

The Company’s board of directors established separately-designated standing Audit, Compensation and Nominating Committees.

The Audit Committee was established in accordance with Section 3(a)58A of the Securities Exchange Act of 1934, as amended and consists of Michael P. O’Shea, William D. Norton and William J. Baird, Jr. The Audit Committee is responsible for providing oversight relating to our financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the board. Each member of the Audit Committee is independent in accordance with the listing standards of the Nasdaq Stock Market. The board of directors of Fraternity Community Bancorp has designated William D. Norton as an “audit committee financial expert” and is “independent” as such terms are defined under the rules of the Securities and Exchange Commission.

The Compensation Committee consists of Michael P. O’Shea, William D. Norton and William J. Baird, Jr. The Compensation Committee is responsible for human resources policies, salaries and benefits, incentive compensation, executive development and management succession planning. Each member of the Compensation Committee is independent in accordance with the listing standards of the Nasdaq Stock Market.

The Nominating Committee consists of Michael P. O’Shea, William D. Norton and William J. Baird, Jr. The Nominating Committee is responsible for identifying individuals qualified to become board members and recommending a group of nominees for election as directors at each annual meeting of shareholders, ensuring that the board and its committees have the benefit of qualified and experienced independent directors, and developing a set of corporate governance policies and procedures. Each member of the Nominating Committee is independent in accordance with the listing standards of the Nasdaq Stock Market.

Each of Fraternity Community Bancorp’s committees listed above operates under a written charter, which governs its composition, responsibilities and operations.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Fraternity Community Bancorp common stock during the year ended December 31, 2010.

Code of Ethics

The code of business conduct and ethics, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. The code of business conduct and ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Summary Compensation Table

The following information is furnished for our principal executive officer and the next most highly compensated executive officer whose total compensation for the year ended December 31, 2010 exceeded $100,000. These individuals are referred to in this prospectus as “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total
Thomas K. Sterner
Chairman of the Board, Chief Executive Officer and Chief Financial Officer	2010	$205,368	$58,123	$70,782	$334,273
Richard C. Schultze
President and Chief Operating Officer	2010	$205,368	$58,123	$72,790	$336,281

(1)	Details of the amounts disclosed in the “All Other Compensation” column for the year ended December 31, 2010 are provided in the table below:

	Mr. Sterner	Mr. Schultze
Employer matching contribution to 401(k) plan	$11,356	$13,285
Contributions under deferred compensation arrangement	35,735	41,033
Directors fees	23,691	18,472

Total	$70,782	$72,790

Outstanding Equity Awards at End of Fiscal Year. None of the named executive officers had any outstanding awards at the end of the 2010 fiscal year as the Company has not yet adopted any such equity compensation plan.

Employment Agreement. On September 15, 2009, Fraternity Federal Savings and Loan Association entered into employment agreements with Messrs. Sterner and Schultze. Each of the agreements contain the same general terms, except for the employment positions with each of the executives. The agreements provide for a three-

year term, subject to annual renewal by the board of directors for an additional year beyond the then-current expiration date. As extended, the term of the agreements currently expires on September 15, 2013. Under the agreements, the current annual base salary for each of Messrs. Sterner and Schultze is $205,368. We may modify the amount of the base salaries under the agreements from time to time and will review the salaries not less than annually. We may also pay Messrs. Sterner and Schultze discretionary bonuses. The executives also participate in all standard benefit plans and programs we sponsor for employees or other officers.

In addition to providing for base salary and other benefits, the employment agreements incorporate the terms of a deferred compensation program originally established in 2004. Pursuant to that program, we contribute to a trust for the benefit of each of the executives $812.50 each month. Each executive is fully vested in these contributions, plus any earnings on the contributions. Following their termination of employment, the trust will pay the accumulated benefit to Messrs. Sterner and Schultze weekly over a 15-year period. However, upon a change in control, the trust will pay the accumulated benefits in a single lump sum payment.

Under the employment agreements, if we terminate Messrs. Sterner’s or Schultze’s employment for “cause,” as that term is defined in the agreements, they will not receive any compensation for any period of time after the termination date. If we terminate the executives’ employment without cause, we will continue to pay their base salary for 36 months. In addition, we will continue health and life insurance benefits for the executive and his dependents until the earlier of (i) the date the executive turns age 65, (ii) his death, or (iii) 36 months from his termination. We will also provide the severance payment and benefits to the executives if they voluntarily terminate employment for “good reason.” Under the agreement, the executives have good reason to terminate employment upon (i) a material diminution of base salary, (ii) a material diminution of authorities, duties or responsibilities, or (iii) a relocation of place of employment by more than 30 miles.

If we, or our successor, terminate Messrs. Sterner’s or Schultze’s employment during the term of the employment agreements following a change in control or if they voluntarily terminate employment with us or our successor during the term of the agreements for “good reason” (as described above) following a change in control, they will receive a lump sum severance benefit equal to 2.99 times their average taxable income for the five taxable years preceding the change in control. In addition, we will continue health and life insurance benefits for the executive and his dependents until the earlier of (i) the date the he turns age 65, (ii) his death, or (iii) 36 months from his termination.

Proposed Employment Agreements. Upon completion of the Conversion, Fraternity Community Bancorp expects to enter into separate employment agreements with each of Messrs. Sterner and Schultze on the same general terms as contained in the agreements with Fraternity Federal Savings and Loan Association.

Deferred Compensation Arrangement. Each month, we contribute $812.50 to a trust for the benefit of Messrs. Sterner and Schultze. The trust will pay the accumulated benefit of these contributions, plus any earnings on the contributions, to Messrs. Sterner and Schultze either in a lump sum upon a change in control or over a 15-year period following the executive’s termination from employment. In connection with the offering, we expect to amend the plan to make a one-time election to invest a portion of the account balance in stock purchased in the offering. Distribution of any amounts used to purchase stock in the offering will be made in shares of stock. For more information on this benefit see “—Employment Agreements and Severance Plan — Current Employment Agreement.”

Supplemental Executive Retirement Plan. On September 15, 2009, Fraternity Federal established a supplemental executive retirement plans for the benefit of Messrs. Sterner and Schultze. Under the plans, if Mr. Sterner or Mr. Schultze terminates employment after attaining age 65, we will pay an annual retirement benefit of $90,115 for Mr. Sterner or $65,196 for Mr. Schultze for 15 years (the “Normal Retirement Benefit”). If either executive terminates employment before attaining age 65, we will pay him a reduced retirement benefit equal to the amount we have accrued to date toward his Normal Retirement Benefit (the “Early Retirement Benefit”) in equal monthly installments for 15 years. If either executive terminates employment at any time following a change in control, regardless of age, we will pay him a lump sum benefit equal to the present value of his Normal Retirement Benefit. If either executive dies while employed with Fraternity Federal Savings and Loan Association, we will pay his beneficiaries a single lump sum benefit equal to the lesser of $1.0 million or a portion of the insurance proceeds from a life insurance policy on the life of the applicable executive pursuant to the terms of a death benefit plan agreement we have entered into with each executive. If an executive dies after terminating employment and while receiving payments under the plan, we will pay his beneficiaries a lump sum payment equal to the present value of remaining scheduled payments under the plan.

Director Compensation

The following table provides the compensation received by individuals, who are not executive officers, who served as directors of the Company and the Bank during the year ended December 31, 2010. Since the formation of Fraternity Community Bancorp, no directors have received compensation for service as a director of the Company.

	Fees Earned or Paid in Cash	Total
William J. Baird, Jr.	$16,324	$16,324
William D. Norton	$20,791	$20,791
Michael P. O’Shea	$20,828	$20,828

Meeting Fees for Non-Employee Directors. The following table sets forth the applicable fees that are paid to our non-employee directors for their service on the board of directors of Fraternity Federal Savings and Loan Association. Members of the board of directors of Fraternity Community Bancorp will not receive additional fees for service on the Company’s board of directors.

Board of Directors of Fraternity Federal Savings and Loan Association:
Fee for each board meeting attended	$630
Additional fee for each asset and liability committee and loan committee meeting attended	125

Director Retirement Policy

In 2009, the Bank established a director retirement policy under which Messrs. O’Shea and Norton participate. Pursuant to that policy, each director will receive an annual retirement benefit of $16,000, payable for 10 years, beginning upon his retirement at age 75.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners.

Not applicable. The Company has not issued any shares of common stock.

(b)	Security Ownership of Management.

Not applicable. The Company has not issued any shares of common stock.

(c) Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation Plans. Not applicable. The Company has not adopted any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits loans by publicly traded companies to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by banks to their executive officers and directors in compliance with federal banking regulations. Federal regulations generally require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features, although federal regulations allow us to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees that does not give preference to any executive officer or director over any other employee.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Fraternity Federal Savings and Loan Association’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

The outstanding balance of loans extended by Fraternity Federal Savings and Loan Association to its executive officers and directors and related parties was $808,000 at December 31, 2010, or approximately 5% of the Bank’s net worth at December 31, 2010. Such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Fraternity Federal Savings and Loan Association, and did not involve more than the normal risk of collectibility or present other unfavorable features when made. All loans were performing according to their original terms at December 31, 2010.

Other Transactions. Since January 1, 2008, there have been no transactions and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers and directors had or will have a direct or indirect material interest.

Corporate Governance

Three of our five directors are independent under the current listing standards of the Nasdaq Stock Market. The two directors who are not independent under such standards are Thomas K. Sterner, who serves as Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association, and Richard C. Schultze, who serves as President and Chief Operating Officer of Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association.

Item 14. Principal Accountant Fees and Services

Audit Fees. The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2010 and 2009 by Stegman & Company:

	2010	2009
Audit fees (1)	$40,250	$31,235
Audit-related fees (2)	—	—
Tax fees (3)	6,378	3,391
All other fees

(1)	Audit fees consist of fees for professional services rendered for the audit of the Company and the Bank and the Company’s consolidated financial statements. The amount also includes fees related to the review of financial statements included in the Company’s Prospectus included in its Registration Statement on Form S-1 as well as services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees are for assurance and related services by the principal accountant that are related to the performance of audits or reviews of the Company’s financial statements and are not reported in the preceding Audit Fees category. The fees shown above were for due diligence services for potential acquisitions, technical accounting and reporting, consulting and research audits.
(3)	Tax services fees consist of fees for compliance tax services, including tax planning and advice and preparation of tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants. The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm’s compensation. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation. During the year ended, December 31, 2010, all services were approved in advance by the Audit Committee in compliance with these procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2010 and 2009

Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Retained Earnings for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

1.2	Agency Agreement among Fraternity Community Bancorp, Inc., Fraternity Federal Savings and Loan Association and Sandler O’Neill + Partners, L.P., dated February 10, 2011 (1)

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (2)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (2)

4.0	Specimen Common Stock Certificate of Fraternity Community Bancorp, Inc. (2)

10.1	+Employment Agreement between Fraternity Federal Savings and Loan Association and Thomas K. Sterner (2)

10.2	+Employment Agreement between Fraternity Federal Savings and Loan Association and Richard C. Schultze (2)

10.3	+Supplemental Executive Retirement Plan Agreement between Fraternity Federal Savings and Loan Association and Thomas K. Sterner (2)

10.4	+Supplemental Executive Retirement Plan Agreement between Fraternity Federal Savings and Loan Association and Richard C. Schultze (2)

10.5	+Rabbi Trust Agreement (2)

10.6	+Form of Employment Agreement between Fraternity Community Bancorp, Inc. and each of Thomas K. Sterner and Richard C. Schultze (2)

10.7	+Form of Supplemental Executive Retirement Plan (2)

10.8	+Form of Fraternity Federal Savings and Loan Association Employee Severance Compensation Plan (2)

10.9	+ Form of Fraternity Federal Savings and Loan Association Deferred Compensation Plan (2)

14	Code of Business Conduct and Ethics

31.0	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certifications

+	Management contract or compensatory agreement or arrangement.
(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (File No. 0-54271), filed on February 16, 2011.
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).

(c) Financial Statement Schedules. All schedules for which this provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Fraternity Federal Savings and Loan Association, Inc.

Baltimore, Maryland

We have audited the consolidated statements of financial condition of Fraternity Federal Savings and Loan Association and subsidiary (the “Association”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Association’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Association is not required to have, nor were we engaged to perform, an audit of the internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Association’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fraternity Federal Savings and Loan Association and subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Stegman & Company

Baltimore, Maryland

March 28, 2011

FRATERNITY FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	December 31,
	2010	2009
Cash and cash equivalents:
Cash and due from banks	$4,489,851	$4,400,585
Interest-bearing deposits in other banks	21,391,980	9,506,968

Total cash and cash equivalents	25,881,831	13,907,553

Investment securities:
Available-for-sale - at fair value	21,365,746	24,116,110
Loans - net of allowance for loan losses of $1,300,000 and $276,621 respectively	110,492,054	120,091,892
Investment in bank-owned life insurance	4,174,397	3,983,719
Other real estate owned	2,015,909	—
Property and equipment, net	755,703	812,357
Federal Home Loan Bank stock - at cost - restricted	1,395,700	1,353,700
Ground rents - net of valuation allowance	860,996	863,994
Accrued interest receivable	585,056	722,443
Deferred income taxes	692,606	—
Other assets	1,439,479	1,123,892

TOTAL ASSETS	$169,659,477	$166,975,660

LIABILITIES AND EQUITY
Liabilities:
Deposits	$129,994,645	$125,959,893
Advances from the Federal Home Loan Bank	22,583,333	22,916,667
Advances by borrowers for taxes and insurance	663,346	644,217
Other liabilities	431,578	463,117

Total liabilities	153,672,902	149,983,894

Commitments and contingencies	—	—

Equity:
Retained earnings - substantially restricted	16,146,785	17,003,434
Accumulated other comprehensive loss	(160,210)	(11,668)

Total equity	15,986,575	16,991,766

TOTAL LIABILITIES AND EQUITY	$169,659,477	$166,975,660

See accompanying notes.

FRATERNITY FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$6,623,344	$7,372,112
Interest and dividends on investment securities	783,905	851,620
Income from ground rents owned	52,510	48,099

Total interest income	7,459,759	8,271,831

INTEREST EXPENSE:
Interest on deposits	2,958,209	3,890,675
Interest on borrowings	901,616	914,690

Total interest expense	3,859,825	4,805,365

NET INTEREST INCOME	3,599,934	3,466,466
PROVISION FOR LOAN LOSSES	1,500,638	50,960

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,099,296	3,415,506

NON-INTEREST INCOME:
Loss on sale of fixed assets	—	(2,977)
Gain on sale of investments	177,722	228,705
Income on bank-owned life insurance	190,678	164,503
Gain on sale of loans	165,600	224,368
Other income	61,763	78,164

Total non-interest income	595,763	692,763

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,252,226	2,006,969
Occupancy expenses	656,961	607,803
Advertising	56,924	47,977
Data processing expense	251,616	226,510
Directors fees	100,106	88,180
Other general and administrative expenses	933,518	669,038

Total non-interest expenses	4,251,351	3,646,477

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(1,556,292)	461,792
(BENEFIT) PROVISION FOR INCOME TAXES:	(699,643)	118,668

NET (LOSS) INCOME	$(856,649)	$343,124

See accompanying notes.

FRATERNITY FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Retained earnings at January 1, 2009	$16,660,310
Net income for the year ended December 31, 2009	343,124

Retained earnings at December 31, 2009	17,003,434
Net loss for the year ended December 31, 2010	(856,649)

Retained earnings at December 31, 2010	$16,146,785

See accompanying notes.

FRATERNITY FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2010	2009
NET (LOSS) INCOME	$(856,649)	$343,124

OTHER COMPREHENSIVE (LOSS) INCOME ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized (losses) gains arising during period	(67,277)	508,676
Income taxes on unrealized (losses) gains arising during the period	26,541	(196,451)

	(40,736)	312,225

Less reclassification adjustment for gains	(177,722)	(228,705)
Income taxes on reclassification adjustment	69,916	89,973

	(107,806)	(138,732)

Other comprehensive (loss) income net of income taxes	(148,542)	173,493

COMPREHENSIVE (LOSS) INCOME	$(1,005,191)	$516,617

See accompanying notes.

FRATERNITY FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(856,649)	$343,124
Adjustments to reconcile net income used in operating activities:
Depreciation	113,684	114,957
Gain on sale of available-for-sale securities	(177,722)	(228,705)
Gain on sale of loans	(165,600)	(224,368)
Loss on sale of fixed assets	—	2,977
Origination of loans sold	(10,799,950)	(20,195,300)
Proceeds from loans sold	10,965,550	20,419,668
Writedowns and losses on real estate acquired through foreclosure	133,510	—
Amortization/accretion of premium/discount	108,137	—
Increase in value of bank-owned life insurance	(190,678)	(164,503)
Deferred income taxes	—	1,191
Provision for loan losses	1,500,638	50,960
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(777,344)	(758,498)
Other liabilities	(31,539)	252,967

Net cash used in operating activities	(177,963)	(385,530)

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	5,949,781	16,455,307
Redemption of ground rents	2,998	21,251
Acquisition of property and equipment	(57,030)	(231,023)
Purchase of:
Investment securities available-for-sale	(27,802,604)	(20,002,550)
Federal Home Loan Bank stock	(208,700)	—
Bank-owned life insurance (BOLI)	—	(1,500,000)
Proceeds from:
Sales and maturities investment securities available-for-sale	27,786,045	7,946,948
Principal paydowns on investment securities available-for-sale	2,594,504	4,309,654
Sale of Federal Home Loan Bank stock	166,700	243,600

Net cash provided by investing activities	8,431,694	7,243,187

Fraternity Federal Savings and Loan Association and Subsidiary

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$4,034,752	$1,047,205
Borrowings from the Federal Home Loan Bank	5,000,000	—
Repayments of Federal Home Loan Bank borrowings	(5,333,334)	(5,500,000)
Increase in advances by borrowers for taxes and insurance	19,129	63,907

Net cash provided by (used in) financing activities	3,720,547	(4,388,888)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,974,278	2,468,769
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,907,553	11,438,784

CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,881,831	$13,907,553

Cash paid for interest	$3,858,802	$4,805,504

Cash paid for taxes	$—	$125,000

Transfers of investment securities from held-to-maturity to available for sale	$—	$4,337,231

Transfer of loans to other real estate owned	$2,149,419	$—

See accompanying notes.

FRATERNITY FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Fraternity Federal Savings and Loan (the “Association”) provides a full range of banking services to individuals and businesses through its main office and three branches in the Baltimore metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, NOW, and money market accounts. Its primary lending products are consumer loans and real estate mortgages.

Principles of Consolidation

The consolidated financial statements include the accounts of the Association and its wholly owned subsidiaries, 764 Washington Boulevard, LLC and Fraternity Insurance Agency, Inc. (an inactive corporation). All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Association conform to U.S. generally accepted accounting principles and to general practices in the banking industry.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Securities

Investment securities designated as available-for-sale are stated at estimated fair value based on quoted market prices. They represent those securities which management may sell as part of its asset/liability strategy or that may be sold in response to changing interest rates or liquidity needs. Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. Realized gains (losses) on available-for-sale securities are included in other income and, when applicable, are reported as a reclassification adjustment in other comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined by the specific identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the term of the security.

Investment securities designated as held-to-maturity are stated at amortized cost and adjusted for premiums and discounts that are recognized in interest income using the interest method over the period of maturity.

Federal Home Loan Bank Stock – at cost

The Association, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta (“FHLB”) in varying amounts based on balances of outstanding home loans and on amounts borrowed from the FHLB. Because no ready market exists for this stock and it has no quoted market value, the Association investment in this stock is carried at cost.

Loans Held for Sale

Loans originated for sale are carried at the lower of aggregate cost or market value. Market value is based on commitments from investors. Gains and losses on sales are determined using the specific identification method.

Loans Receivable

Loans are stated at the principal amount outstanding net of unearned income. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. When scheduled principal and interest payments are past due 90 days or more, the accrual of interest income is discontinued and recognized only as collected. Accrual of interest resumes when the loan is brought current and the borrower demonstrates an ability to service the debt on a current basis.

Loan origination fees and qualifying deferred loan costs are being deferred, and the net amount is amortized over the contractual life of the loan as an adjustment to the loan’s yield. The computation on a per loan basis was based on salaries of loan officers, employees associated with originating loans and loan volume.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, and trends in historical loss experience, specific impaired loans, and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

While management uses all available information to recognize credit losses in accordance with U.S. generally accepted accounting principles, future increases or decreases to the allowance may be necessary based on several factors such as changes in local economic conditions affecting the Association’s customers, the payment performance of individual loans, portfolio seasoning, changes in collateral values, and reviews of loan relationships. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Association’s allowance for credit losses. Such examinations could result in the Association recognizing additions to this allowance based on the regulators’ judgments about information available to them at the time of their examination.

A loan is considered impaired when it is probable that the Association will be unable to collect scheduled payments. Factors in determining impairment include payment status, collateral value and probability of collection. Impairment is measured on a loan-by-loan basis for all speculative construction loans, commercial loans greater than $500,000 and all other loans greater than $1,500,000, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Bank-Owned Life Insurance

The Association purchased single premium life insurance policies on certain employees of the Association. The net cash surrender value of those policies is included in the accompanying statement of financial position. Appreciation in the value of the insurance policies is classified in non-interest income.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets from the respective dates of acquisition. The useful lives for the principal classes of assets are:

Buildings and improvements	30 - 40 years
Furniture, fixtures and equipment	3 -20 years
Leasehold improvements	10 years

Expenditures for maintenance, repairs and minor renewals are expensed as incurred. Expenditures for additions, improvements and replacements are added to premises and equipment accounts. The cost of retirements and other dispositions is removed from both the asset and accumulated depreciation accounts.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, accumulated depreciation, deferred loan fees, and accrued employee benefits for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Association utilizes statutory requirements for its income tax accounting and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Association’s tax reserves.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $56,924 and $47,977 for the years ended December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

The Association considers all cash and due from banks and interest-bearing deposits in other banks having original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows.

Financial Statement Presentation

Certain reclassifications have been made to the financial statement presentation to conform with the current year’s method of presentation. Such reclassifications had no effect on net income.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Board (“ASC”) Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320,

“Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Association adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Association’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Association on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 14 - Fair Value Measurements).

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Association adopted the new authoritative accounting guidance under ASC Topic 820 during 2009. Adoption of the new guidance did not significantly impact the Association’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

The foregoing new authoritative accounting guidance under ASC Topic 820 became effective for the Association’s financial statements for 2009 and did not have a significant impact on the Association’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010 and did not have a significant impact on the Association’s financial statements.

Credit Risk

The Association has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC).

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank notes	$992,368	$13,912	$—	$1,006,280
Obligations of U.S. Government agencies	8,491,391	—	206,391	8,285,000
Mortgage-backed securities:
FNMA	6,764,443	27,512	48,847	6,743,108
GNMA	92,706	9,565	—	102,271
FHLMC	4,430,851	10,008	37,817	4,403,042
Private Label CMO	855,001	12,096	41,052	826,045

	$21,626,760	$73,093	$334,107	$21,365,746

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank notes	$1,425,882	$7,218	$—	$1,433,100
Obligations of U.S. Government agencies	12,310,007	10,687	122,854	12,197,840
Mortgage-backed securities:
FNMA	5,289,498	141,239	2,121	5,428,616
GNMA	1,493,564	20,313	—	1,513,877
FHLMC	2,351,686	39,099	13,199	2,377,586
Private Label CMO	1,264,482	—	99,391	1,165,091

	$24,135,119	$218,556	$237,565	$24,116,110

The amortized cost and fair value of debt securities at December 31, 2010 2009 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	December 31, 2010 Available-for-Sale
	Amortized Cost	Fair Value
Due in one year through five years	$3,001,712	$2,969,140
Due in five years through ten years	5,313,088	5,249,294
Due after ten years	13,311,960	13,147,312

	$21,626,760	$21,365,746

	December 31, 2009 Available-for-Sale
	Amortized Cost	Fair Value
Due in one year through five years	$3,432,582	$3,448,453
Due in five years through ten years	6,200,268	6,290,126
Due after ten years	14,502,269	14,377,531

	$24,135,119	$24,116,110

The Association recognized gains on sales of available-for-sale securities of $177,722 and $228,705 for the years ended December 31, 2010 and 2009, respectively.

Securities with unrealized losses, segregated by length of impairment, as of December 31, 2010 and 2009 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2010
Available-for-sale:
Bank Notes	$—	$—	$—	$—	$—	$—
Obligation of U.S. Government Agencies	8,285,000	206,391	—	—	8,285,000	206,391
Mortgage-backed securities:
FNMA	5,284,956	45,823	11,092	3,024	5,296,048	48,847
GNMA	—	—	—	—	—	—
FHLMC	3,534,420	37,817	—	—	3,534,420	37,817
Private Label CMO	—	—	388,721	41,052	388,721	41,052

	$17,104,376	$290,031	$399,813	$44,076	$17,504,189	$334,107

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2009
Available-for-sale:
Bank Notes	$—	$—	$—	$—	$—	$—
Obligation of U.S. Government Agencies	6,160,950	122,854	—	—	6,160,950	122,854
Mortgage-backed securities:
FNMA	—	—	37,864	2,121	37,864	2,121
GNMA	—	—	—	—	—	—
FHLMC	1,342,931	13,199	—	—	1,342,931	13,199
Private Label CMO	—	—	1,165,092	99,391	1,165,092	99,391

	$7,503,881	$136,053	$1,202,956	$101,512	$8,706,837	$237,565

Declines in the fair value of investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Association to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Furthermore, as of December 31, 2010, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Association will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Association’s consolidated income statement.

During the year ended December 31, 2009, the Association sold one security from its held-to-maturity portfolio. The security was sold because it was experiencing a relatively high amount of prepayments due to market conditions and no longer fit into the Association’s investment strategy. The book value of the security was $1,576,795 at the date of sale and resulted in a gain on sale in the amount of $66,049. Management determined that this sale tainted the remainder of the held-to-maturity portfolio and required the transfer of the remainder of that portfolio to the available-for-sale portfolio. Management has also determined that future security purchases will be classified as available-for-sale for the foreseeable future. Information related to the transfer of the held-to-maturity portfolio is as follows:

Amortized cost of held-to-maturity investment securities	$4,337,231

Unrealized gain on transferred securities	$94,345

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	December 31, 2010	December 31, 2009
Real Estate Loans:
One-to-four family	$86,013,720	$89,312,560
Lines of Credit	12,729,750	12,305,473
Commercial	3,972,269	4,197,266
Residential Construction	5,755,197	10,437,002
Land	3,076,232	3,939,296

Total Real Estate Loans	111,547,168	120,191,597
Consumer Loans	44,177	33,510
Commercial Loans	22,645	26,688

Total Loans	111,613,990	120,251,795
Less:
Allowance for loan losses	(1,300,000)	(276,621)
Deferred loan fees and costs (net)	178,064	116,718

Total loans and allowance for loan losses	$110,492,054	$120,091,892

One-to four-family mortgages represent the vast majority of our loan portfolio. Our lending policies and procedures with regard to these loans generally conform to secondary market guidelines. We make owner occupied one-to four-family real estate loans with loan-to-value ratios of up to 95%, with loan-to-value ratios in excess of 80% requiring private mortgage insurance. In addition, under current lending policies, non-owner occupied one-to-four family real estate loan-to-value ratios may not exceed 80%. Appraisals, title insurance and hazard insurance are required for all such loans.

Loans secured by investment properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases, although we might accept a second mortgage where the combined loan-to-value ratio is low.

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We apply what we believe to be conservative underwriting standards when originating commercial loans and seek to limit our exposure to lending concentrations to related borrowers, types of business and geographies, as well as seeking to participate with other banks in both buying and selling larger loans of this nature. To monitor cash flows on income properties, we normally require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

        Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment if liquidation is required. If we are forced to foreclose on a building before or at completion due to a default, we may be unable to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. Land and land development loans have substantially similar risks to speculative construction loans. To monitor cash flows on speculative construction properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and, in reaching a decision on whether to make a speculative construction loan, we consider and review a global cash flow analysis of the borrower and consider the borrower’s expertise, credit history and profitability. We also disburse funds on a percentage-of-completion basis following an inspection by a third party inspector or qualified bank personnel. Due to current economic conditions, we have discontinued speculative construction lending.

Consumer loans may entail greater risk than do one- to four-family mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as motor vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. In the case of home equity loans, real estate values may be reduced to a level that is insufficient to cover the outstanding loan balance after accounting for the first mortgage loan balance. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. Certain of our executive officers have been granted individual lending limits, which vary depending on the type of loan. All loans secured by one- to four-family residences that conform with secondary market guidelines may be approved by either of our Chairman, Chief Executive Officer and Chief Financial Officer or our President and Chief Operating Officer. All other loans must be approved by the full Board of Directors prior to a commitment being made. All loan originations are reviewed for quality control and oversight purposes by our Loan Committee, which consists of any two of our directors and typically is comprised of two non-management directors.

Transactions in the allowance for loan losses are as follows:

	Years Ended December 31,
	2010	2009
Beginning of year	$276,621	$272,121
Charge-offs	(478,790)	(46,460)
Recoveries	1,531	—
Provision charged to expense	1,500,638	50,960

End of year	$1,300,000	$276,621

The balance of impaired loans is $2,754,120 and $822,747 as of December 31, 2010 and 2009, respectively.

Non-Performing/Past Due Loans - Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $662,000 at December 31, 2010 and $1,033,000 at December 31, 2009. Accruing loans past due more than 90 days totaled $ -0- at December 31, 2010 and 2009.

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our loan segments are construction, 1-4 family residential, land, commercial real estate, home equity lines of credit (“HELOC”), consumer and commercial.

To establish the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon a rolling 12 month history. That calculation determines the required allowance for loan loss level. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors. This amount is considered our unallocated reserve. These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

	Construction	1-4 Family Residential	Land	Commercial Real Estate	HELOC	Consumer	Commercial	Total
Pass	$3,590,645	$85,801,235	$2,530,748	$3,498,269	$12,729,750	$44,177	$22,645	$108,217,469
Special Mention	577,000	250,000	—	474,000	—	—	—	$1,301,000
Substandard	1,611,000	117,101	545,484	—	—	—	—	$2,273,585

Total	$5,778,645	$86,168,336	$3,076,232	$3,972,269	$12,729,750	$44,177	$22,645	$111,792,054

Credit risk profile based on Payment activity:
Performing	$5,778,645	$86,051,235	$2,530,748	$3,972,269	$12,729,750	$44,177	$22,645	$111,129,469
Nonperforming	—	117,101	545,484	—	—	—	—	662,585

Total	$5,778,645	$86,168,336	$3,076,232	$3,972,269	$12,729,750	$44,177	$22,645	$111,792,054

Aged Analysis of Past Due Loans Receivable

As of December 31, 2010

	Construction	1-4 Family Residential	Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Total
30-59 Days Past Due	$—	$178,711	$465,930	$—	$—	$—	$642	$645,283
60-89 Days Past Due	—	249,556	—	—	—	—	—	249,556
Greater Than 90 Days Past Due	—	117,101	—	545,484	—	—	—	662,585

Total Past Due	—	545,368	465,930	545,484	—	—	642	1,557,424
Current	5,778,645	85,622,968	12,263,820	2,530,748	3,972,269	22,645	43,535	110,234,630

Total Loans Receivable	$5,778,645	$86,168,336	$12,729,750	$3,076,232	$3,972,269	$22,645	$44,177	$111,792,054

Recorded Investment > 90
Days and Accruing	—	—	—	—	—	—	—	—

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For the Year Ended December 31, 2010

	Construction	1-4 Family Residential	Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$18,795	$91,335	$132,257	$7,879	$20,986	$—	$1,166	$4,203	$276,621
Charge-offs	(112,500)	(6,784)	(207,126)	(146,250)	—	(6,130)	—	—	(478,790)
Recoveries	—	820	712	—	—	—	—	—	1,532
Provision	174,494	451,178	481,509	311,395	49,487	6,130	7,093	19,351	1,500,637

Ending Balance	$80,789	$536,549	$407,352	$173,024	$70,473	$—	$8,259	$23,554	$1,300,000

Ending Balance Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending Balance Collectively evaluated for impairment	$80,789	$536,549	$407,352	$173,024	$70,473	$—	$8,259	$23,554	$1,300,000

Loans Receivable:
Ending Balance	$5,778,645	$86,168,336	$12,729,750	$3,076,232	$3,972,269	$22,645	$44,177	$—	$111,792,054

Ending Balance Individually evaluated for impairment	$3,278,057	$4,527,466	$17,756	$545,856	$1,989,575	$—	$—	$—	$10,358,710

Ending Balance Collectively evaluated for impairment	$2,500,588	$81,640,870	$12,711,994	$2,530,376	$1,982,694	$22,645	$44,177	$—	$101,433,344

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. No principal or interest was forgiven and no change in the interest rate was made. Information with respect to nonperforming assets and troubled debt restructurings at December 31, 2010 and 2009 is as follows:

	2010	2009
Non-Acrrual Loans	$662,585	$1,738,601
Other Real Estate Owned, net	2,015,909	—
Loans 90 days or more past due and still accruing	—	—

Total Nonperforming Assets	$2,678,494	$1,738,601

Troubled Debt Restructurings	$2,091,535	$—

Troubled Debt Restructurings and	$4,770,029	$1,738,601

Total Nonperforming Assets

Loans Receivable on Nonaccrual Status

As of December 31, 2010

	Construction	1-4 Family Residential	Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Total
Unpaid Principal Balance	$—	$117,101	$—	$545,484	$—	$—	$—	$662,585

Troubled Debt Restructurings

As of December 31, 2010

	Construction	1-4 Family Residential	Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Total
Number of Loans	1	4	1	1	1	1	1	5

Pre-Modification Principal Balance	$577,650	$1,515,473	$—	$—	$—	$—	$—	$2,093,123

Post-Modification Principal Balance	$577,650	$1,513,885	$—	$—	$—	$—	$—	$2,091,535

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	1	1	1	1	1	1	1	1

Current Principal Balance	$—	$—	$—	$—	$—	$—	$—	$—

Impaired loans include nonperforming loans and troubled debt restructurings and other loans that management has identified where it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan. Information with respect to impaired loans at December 31, 2010 and 2009 and for the years then ended is as follows:

	Impaired Loans
	2010		2009
Impaired Loans with a valuation allowance		$—	$—
Impaired Loans without a valuation allowance		2,754,120	822,747

Total Impaired Loans		$2,754,120	$822,747

Allowance for Loan Losses for Impaired Loans	$		$—
Allowance for Loan Losses related to other than Impaired Loans		$1,300,000	$276,621

Total Allownace for Loan Losses		$1,300,000	$276,621

Average Impaired Loans for the year		$2,897,857	$861,838

Interest Income on impaired loans		$155,029	$30,316

Impaired Loans

As of and for the Year Ended December 31, 2010

	Construction	1-4 Family Residential	Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Total
Loans With A Valuation Allowance:
Unpaid Principal Balance	$—	$—	$—	$—	$—	$—	$—	$—
Related Allowance for Loan Losses	$—	$—	$—	$—	$—	$—	$—	$—
Average Recorded Investment	$—	$—	$—	$—	$—	$—	$—	$—
Interest Income recognized	$—	$—	$—	$—	$—	$—	$—	$—
Loans Without a Valuation Allowance:

Unpaid Principal Balance	$577,650	$1,630,986	$—	$545,484	$—	$—	$—	$2,754,120

Related Allowance for Loan Losses	$—	$—	$—	$—	$—	$—	$—	$—

Average Recorded Investment	$577,650	$1,641,905	$—	$678,302	$—	$—	$—	$2,897,857

Interest Income recognized	$37,547	$102,774	$—	$14,708	$—	$—	$—	$155,029

Totals:

Unpaid Principal Balance	$577,650	$1,630,986	$—	$545,484	$—	$—	$—	$2,754,120

Related Allowance for Loan Losses	$—	$—	$—	$—	$—	$—	$—	$—

Average Recorded Investment	$577,650	$1,641,905	$—	$678,302	$—	$—	$—	$2,897,857

Interest Income recognized	$37,547	$102,774	$—	$14,708	$—	$—	$—	$155,029

Aggregate loans to executive officers, directors and their associates, including companies in which they have partial ownership interest, did not exceed 5% of equity as of December 31, 2010 and 2009. Such loans were made under terms and conditions substantially the same as loans made to parties not affiliated with the Association Loans to such borrowers are summarized as follows:

	December 31,
	2010	2009
Beginning of year	$819,907	$1,096,069
New loans	—	220,000
Repayments	(12,203)	(496,162)

End of year	$807,704	$819,907

As of December 31, 2010 and 2009, respectively, $10,067,721 and $16,983,168 of loans receivable are being serviced for the benefit of others. The amount of compensation received by the Association approximates the cost of servicing the assets. Accordingly, no servicing asset or liability has been recorded. Service fee revenue recognized in 2010 and 2009 was $38,790 and $52,959, respectively.

4.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable was as follows:

	December 31,
	2010	2009
FDIC – insured CDs	$677	$1,470
Obligations of US Government agencies	52,018	76,244
Mortgage-backed securities	48,402	49,021
Loans	483,959	595,708
Dividends	—	—

Total	$585,056	$722,443

5.	GROUND RENTS

The carrying value of ground rents was as follows:

	December 31,
	2010	2009
Ground rents at cost	$906,496	$909,494
Less valuation allowance	(45,500)	(45,500)

Total	$860,996	$863,994

Ground rents represent the value of long-term leases with respect to land we own underlying residential properties. Based on the analysis of the ground rents owned by the Association, management has determined that the valuation allowance is adequate as of December 31, 2010.

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2010	2009
Land	$170,773	$170,773
Land improvements	27,284	27,284
Building	837,522	949,761
Furniture, fixtures, and equipment	763,779	739,572
Leasehold improvements	296,817	151,755
Automobiles	79,152	79,152

	2,175,327	2,118,297
Less accumulated depreciation and amortization	1,419,624	1,305,940

Net book value of premises and equipment	$755,703	$812,357

Depreciation expense amounted to $113,684 and $114,957 for the years ended December 31, 2010 and 2009, respectively.

The Association is obligated under noncancelable lease agreements for three branches. The leases each contain renewal options and provide that the Association pay property taxes, insurance and maintenance costs. Total rent expense under operating leases for the years ended December 31, 2010 and 2009 was $232,380 and $207,384, respectively.

Future minimum lease payments under leases having initial or remaining noncancelable leases:

2011	$165,989
2012	136,545
2013	142,000
2014	128,245
2015	8,036

7.	DEPOSIT ACCOUNTS

Deposit accounts by type are as follows:

	December 31,
	2010	2009
Demand	$980,809	$759,607
Passbook	13,482,522	12,500,646
NOW accounts	3,180,106	2,822,422
Money market funds	1,548,672	1,814,694
Certificates of deposit	108,480,303	105,705,790
Brokered deposits	2,322,233	2,356,734

Total	$129,994,645	$125,959,893

The following tables present contractual maturities of certificate accounts:

	As of December 31,2010
	2011	2012	2013	2014	2015 and thereafter
Certificates of Deposit	$59,012,475	$16,843,314	$24,108,100	$5,307,180	$3,209,234

	As of December 31, 2009
	2010	2011	2012	2013	2014 and thereafter
Certificates of Deposit	$53,149,986	$27,031,482	$12,701,678	$7,101,853	$5,720,791

Certificates of deposit and other time deposits in denominations of more than $250,000 totalled $3,763,710 and $2,521,556 as of December 31, 2010 and 2009, respectively. Generally, deposit amounts in excess of $250,000 are not federally insured.

The Association held deposits of $354,841 for related parties at December 31, 2010.

Interest expense by type is as follows:

	December 31,
	2010	2009
Demand	$—	$—
Passbook	70,619	78,237
NOW / Money market funds	11,980	11,731
Certificates of deposit	2,776,309	3,700,705
Brokered deposits	99,301	100,002

Total	$2,958,209	$3,890,675

8.	BORROWED FUNDS

Total advances outstanding from the Federal Home Loan Bank (FHLB) were $22,583,333 and $22,916,667 as of December 31, 2010 and 2009, respectively. The total amount available under the line of credit at December 31, 2010 was approximately $27,600,000.

Advances are summarized as follows:

		December 31,
Year of Maturity	Interest Rate	2010 Amount	2009 Amount
2011	440%	$5,000,000	$5,000,000
2011	272%	83,333	416,667
2012	332%	2,500,000	2,500,000
2017	428%	5,000,000	5,000,000
2018	394%	5,000,000	5,000,000
2018	338%	5,000,000	5,000,000

		$22,583,333	$22,916,667

Interest is paid monthly with principal due at maturity except one of the notes where principal and interest are paid monthly. Interest expense on advances from the FHLB amounted to $901,616 and $914,690 for the years ended December 31, 2010 and 2009, respectively.

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and qualifying first and second mortgage loans.

9.	INCOME TAXES

A reconciliation between income tax expense and taxes computed at the statutory federal rate is as follows:

	December 31,
	2010	2009
Federal income tax rate	(34.0)%	34.0%
State income taxes, net of federal income tax effect	(6.1)	1.2
Decrease resulting from:
Increase in value of bank-owned life insurance	(4.2)	(12.1)
Other	(0.7)	2.6

Effective tax rate	(45.0)%	25.7%

	December 31,
	2010	2009
Deferred tax assets:
Provision for loan losses	$512,850	$50,299
Deferred compensation	111,234	72,718
Net operating losses	73,789	9,560
Nonaccrual loan income	15,096	—
Other real estate owned valuation	38,173	—
Other	656	656

Total gross deferred tax assets	$751,798	$133,233

	December 31,
	2010	2009
Deferred tax liabilities:
Depreciation	$65,987	$84,041
Loan fee income	70,246	46,046
FHLB stock dividend	23,762	23,762
Total gross deferred tax liabilities	159,995	153,849

Net deferred tax assets attributable to operations	591,803	(20,616)
Deferred tax on unrealized loss on investments charged to other comprehensive income	100,803	7,341

Net deferred income tax asset (liability)	$692,606	$(13,275)

In determining whether a valuation allowance on deferred tax assets is required, management reviews its current tax position and the ability to carry back losses as well as projected future taxable income exclusive of reversing temporary differences and carry-forwards.

10.	EMPLOYEE RETIREMENT PLANS

The Association sponsors an employee 401(k) savings and investment plan. The plan covers substantially all employees meeting age and service requirements and provides for both employee and employer matching contributions under Safe Harbor provisions. Expenses related to this plan for the years ended December 31, 2010 and 2009 was $62,698 and $57,651, respectively.

11.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Association is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers consisting of commitments to extend credit. This involves, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition.

The Association’s exposure to credit loss in the event of non-performance by the other party for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Association evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Association upon extension of credit, varies and is based on management’s credit evaluation of the counterparty.

The Association had commitments to originate mortgages of $1,754,700 and $2,577,800, secured by dwelling units, at December 31, 2010 and 2009, respectively. Additionally, the Association had unfunded lines of credit totalling $11,673,096 and $13,145,037 as of December 31, 2010 and 2009, respectively.

Of the total commitments to originate mortgages of $1,754,700 as of December 31, 2010, the entire amount was for fixed rate mortgage loans with interest rates ranging from 475% to 725%.

12.	DEFERRED COMPENSATION

The Association has entered into deferred compensation agreements with two of its executive officers. Under the terms of the agreements, which consist of both a defined contribution component and a defined benefit component, the Association is obligated to provide annual benefits for the officers or their beneficiaries, after the officer’s death, disability, or retirement. For the defined benefit component the estimated present value to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for these plans for the years ended December 31, 2010 and 2009 was $95,614 and $87,422, respectively.

13.	REGULATORY MATTERS

The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Association and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The

Association’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).

As of December 31, 2010 and 2009 (the most recent notification from the OTS), the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Association’s capital position:

	Actual		For Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2010
Total Risk-Based Capital
(to Risk-Weighted Assets)	$17,282	19.03%	$7,265	8.0%
Tier I Capital
(to Risk-Weighted Assets)	$16,147	17.78%	$3,633	4.0%
Tier I Capital
(to Adjusted Total Assets)	$16,147	9.51%	$5,094	3.0%
Tangible Capital
(to Adjusted Total Assets)	$16,147	9.51%	$2,547	1.5%
As of December 31, 2009
Total Risk-Based Capital
(to Risk-Weighted Assets)	$17,326	18.69%	$7,416	8.0%
Tier I Capital
(to Risk-Weighted Assets)	$17,003	18.34%	$3,708	4.0%
Tier I Capital
(to Adjusted Total Assets)	$17,003	10.19%	$5,006	3.0%
Tangible Capital
(to Adjusted Total Assets)	$17,003	10.19%	$2,503	1.5%

The following table provides a reconciliation of total equity per the consolidated financial statements to capital amounts reflected in the above table:

	December 31,
	2010	2009
Total equity	$15,987	$16,992
Adjustment for accumulated other comprehensive loss	160	11
Adjustment for parent company equity	—	—

Tangible, Tier 1 and Core Capital	16,147	17,003
Allowance for loan losses	1,135	323

Total risk-based capital	$17,282	$17,326

14	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted FASB guidance on Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This guidance applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table presents the Association’s assets measured at fair value on a recurring basis:

	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes	$1,006,280	$—	$1,006,280	$—
Obligations of US Government agencies	8,285,000	—	8,285,000	—
FNMA	6,743,108	—	6,743,108	—
GNMA	102,271	—	102,271	—
FHLMC	4,403,042	—	4,403,042	—
Private label CMO	826,045	—	826,045	—

	$21,365,746	$—	$21,365,746	$—

Total assets measured at fair value	$21,365,746	$—	$21,365,746	$—

	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes	$1,433,100	$—	$1,433,100	$—
Obligations of US Government agencies	12,197,840	—	12,197,840	—
FNMA	5,428,616	—	5,428,616	—
GNMA	1,513,877	—	1,513,877	—
FHLMC	2,377,586	—	2,377,586	—
Private label CMO	1,165,091	—	1,165,091	—

	$24,116,110	$—	$24,116,110	$—

Total assets measured at fair value	$24,116,110	$—	$24,116,110	$—

Securities classified as available-for-sale are reported at fair value utilizing Level 2 Inputs. For these securities, the Association obtains fair values from an independent pricing service and safekeeping custodians. The observable data may include dealer quotes, cash flows, US Treasury yield curve, trading levels, credit information, and the terms and conditions of the security, among other things.

Financial Instruments Measured on a Nonrecurring Basis

The Association may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at December 31, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Construction	$577,650	$—	$577,650	$—
1-4 Family	1,630,986	—	1,630,986	—
Land	545,484	—	545,484	—

	$2,754,120	$—	$2,754,120	$—

Other real estate owned	$2,015,909	$—	$2,015,909	$—

	Fair Value at December 31, 2009	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Construction	$741,085	$—	$741,085	$—
HELOC	59,500	—	59,500	—
1-4 Family	22,162	—	22,162	—

	$822,747	$—	$822,747	$—

Loans for which it is probable that the Association will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with FASB guidance. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method In our determination of fair value, we have categorized both methods of valuation as estimates based on Level 2 inputs.

If the impaired loan is identified as collateral dependent, then the fair value method measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal or utilizing some other method of valuation for the collateral and applying a discount factor to the value based on our loan review policy and procedures.

If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums, or discounts existing at origination or acquisition of the loan.

15	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions are set forth below for the Association’s financial instruments as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$25,881,831	$25,881,831	$13,907,553	$13,907,553
Securities - available-for-sale	21,365,746	21,365,746	24,116,110	24,116,110
Loans	111,792,054	112,785,211	120,368,513	122,239,029
Fed Home Loan Bank stock	1,395,700	1,395,700	1,353,700	1,353,700
Accrued interest receivable	585,056	585,056	722,443	722,443
Investment in bank-owned life insurance	4,174,397	4,174,397	3,983,719	3,983,719
Liabilities:
Deposit accounts and advances by borrowers	130,657,991	134,869,657	126,604,110	128,413,988
Advances from the FHLB	22,583,333	22,709,624	22,916,667	22,997,847

	December 31, 2010	December 31, 2009
Off-Balance Sheet Instruments:
Commitments to extend credit	$1,754,700	$2,577,800
Unused lines of credit	$11,673,096	$13,145,037

(a) Cash and Cash Equivalents - The carrying amount for cash on hand and in banks approximates fair value due to the short maturity of these instruments.

(b) Securities - The fair value of securities excluding Federal Home Loan Bank stock, is based on bid prices received from an external pricing service or bid quotations received from securities dealers.

(c) Loans - Loans were segmented into portfolios with similar financial characteristics. Loans were also segmented by type such as residential, multifamily and non-residential, construction and land, second mortgage loans, commercial, and consumer. Each loan category was further segmented by fixed and adjustable rate interest terms and performing and nonperforming categories. The fair value of residential loans was calculated by discounting anticipated cash flows based on weighted-average contractual maturity, weighted-average coupon, and discount rate.

The fair value for nonperforming loans was determined by reducing the carrying value of nonperforming loans by the Company’s historical loss percentage for each specific loan category.

(d) Federal Home Loan Bank Stock - The fair value of Federal Home Loan Bank stock approximates its carrying value based on the redemption provisions of the Federal Home Loan Bank.

(e) Accrued Interest Receivable - The carrying amounts of accrued interest approximate the fair values.

(f) Investments in Bank-Owned Life Insurance - The fair value of the insurance contracts approximates the carrying value.

(g) Deposits and Advances by Borrowers - The fair value of deposits with no stated maturity, such as noninterest bearing deposits, interest-bearing NOW accounts, money market and statement savings accounts, is deemed to be equal to the carrying amounts. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate for certificates of deposit was estimated using the rate currently offered for deposits of similar remaining maturities.

(h) Advances from the FHLB - Fair values are estimated by discounting carrying values using a cash flow approach based on market rates as of December 31, 2010 and December 31, 2009.

(i) Off-Balance Sheet Financial Instruments - The Company’s adjustable rate commitments to extend credit move with market rates and are not subject to interest rate risk. The rates and terms of the Company’s fixed rate commitments to extend credit are competitive with others in the various markets in which the Company operates. The fair values of these instruments are immaterial.

(j) Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

16.	PROPOSED CONVERSION

On September 14, 2010, the Association’s Board of Directors approved a plan (the “Plan”) to convert from a federally-chartered mutual savings association to a federally-chartered stock savings association form of organization, subject to approval by its members. The Plan, which includes formation of a holding company to own all of the outstanding capital stock of the Association, is subject to approval by the Office of Thrift Supervision (the “OTS”) and includes the filing of a registration statement with the Securities and Exchange Commission.

The Plan calls for the common stock of the holding company to be offered to various parties in a subscription offering at $1000/share, based on an independent appraisal of the Association. Any shares not purchased in the subscription offering will be offered in a community offering. The Association may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account discussed below or the regulatory capital requirements imposed by the OTS.

At the time of conversion, the Association will establish a liquidation account in an amount equal to its retained earnings as reflected in the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Association after conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. In the event of a complete liquidation of the Association, eligible depositors who continue to maintain accounts in accordance with OTS regulations shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRATERNITY COMMUNITY BANCORP, INC.

March 30, 2011	By:	/S/ THOMAS K. STERNER
Thomas K. Sterner Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ THOMAS K. STERNER Thomas K. Sterner	Chairman of the Board, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)	March 30, 2011

/S/ RICHARD C. SCHULTZE Richard C. Schultze	President, Chief Operating Officer and Director	March 30, 2011

/S/ WILLIAM J. BAIRD, JR. William J. Baird, Jr.	Director	March 30, 2011

/S/ WILLIAM D. NORTON William D. Norton	Director	March 30, 2011

/S/ MICHAEL P. O’SHEA Michael P. O’Shea	Director	March 30, 2011