Form 10-Q
period 2011-03-31
Fraternity Community Bancorp Inc
filed 2011-05-16
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2011, the registrant had 1,587,000 shares of common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$16,208,766	$4,489,851
Interest-bearing deposits in other banks	10,098,128	21,391,980

Total cash and cash equivalents	26,306,894	25,881,831

Investment securities:
Available-for-sale - at fair value	35,003,583	21,365,746
Loans - net of allowance for loan losses of $1,285,000 and $1,300,000 respectively	108,365,524	110,492,054
Investment in bank-owned life insurance	4,218,179	4,174,397
Other real estate owned	2,157,193	2,015,909
Property and equipment, net	751,452	755,703
Federal Home Loan Bank stock - at cost - restricted	1,395,700	1,395,700
Ground rents - net of valuation allowance	860,996	860,996
Accrued interest receivable	633,991	585,056
Deferred income taxes	670,595	692,606
Other assets	991,213	1,439,479

TOTAL ASSETS	$181,355,320	$169,659,477

LIABILITIES AND EQUITY
Liabilities:
Deposits	$127,434,759	$129,994,645
Advances from the Federal Home Loan Bank	22,500,000	22,583,333
Advances by borrowers for taxes and insurance	1,180,013	663,346
Other liabilities	603,803	431,578

Total liabilities	151,718,575	153,672,902

Commitments and contingencies	—	—

Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock $0.01 par value; authorized 15,000,000; issued and outstanding, 1,587,000 shares at March 31, 2011	15,870	—
Additional paid in capital	14,949,545	—
Retained earnings - substantially restricted	16,066,157	16,146,785
Unearned ESOP shares	(1,269,600)	—
Accumulated other comprehensive loss	(125,227)	(160,210)

Total equity	29,636,745	15,986,575

TOTAL LIABILITIES AND EQUITY	$181,355,320	$169,659,477

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$1,461,152	$1,710,242
Other loans	1,256	1,463
Interest and dividends on investment securities	198,217	250,518
Income from ground rents owned	12,132	10,155

Total interest income	1,672,757	1,972,378

INTEREST EXPENSE:
Interest on deposits	668,291	772,473
Interest on borrowings	220,876	223,255

Total interest expense	889,167	995,728

NET INTEREST INCOME	783,590	976,650
PROVISION FOR LOAN LOSSES	60,058	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	723,532	976,650

NON-INTEREST INCOME:
Gain on sale of investments	—	115,918
Income on bank-owned life insurance	43,781	47,604
Gain on sale of loans	—	10,848
Other income	11,280	15,225

Total non-interest income	55,061	189,595

NON-INTEREST EXPENSES:
Salaries and employee benefits	506,539	565,211
Occupancy expenses	129,661	138,283
Advertising	8,233	10,936
Data processing expense	99,301	93,076
Directors fees	24,817	23,868
Other general and administrative expenses	171,570	160,046

Total non-interest expenses	940,121	991,420

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(161,528)	174,825
(BENEFIT) PROVISION FOR INCOME TAXES:	(80,900)	39,500

NET (LOSS) INCOME	$(80,628)	$135,325

EARNINGS PER SHARE - BASIC	$—	N/A

EARNINGS PER SHARE - DILUTED	$—	N/A

See accompanying notes.

Fraternity Community Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance, December 31, 2009	$—	$—	$17,003,434	$—	$(11,668)	$16,991,766
Comprehensive Income:
Net Income	—	—	135,325	—	—	135,325
Unrealized gains arising during the period, net of taxes of $61,320	—	—	—	—	91,980	91,980
Reclassification adjustment for realized gains, net of taxes of $46,367	—	—	—	—	(69,551)	(69,551)

Total Comprehensive income						157,754

Balance, March 31, 2010	$—	$—	$17,138,759	$—	$10,761	$17,149,520

Balance, December 31, 2010	$—	$—	$16,146,785	$—	$(160,210)	$15,986,575
Comprehensive Income:
Net Loss	—	—	(80,628)	—	—	(80,628)
Change in unrealized gain/(loss) on available for sale securities, net of tax effect of $23,322 (unaudited)	—	—	—	—	34,983	34,983

Total Comprehensive loss						(45,645)
Acquisition of unearned ESOP shares	—	—	—	(1,269,600)	—	(1,269,600)
Issuance of Common Stock	15,870	14,949,545	—	—	—	14,965,415

Balance, March 31, 2011	$15,870	$14,949,545	$16,066,157	$(1,269,600)	$(125,227)	$29,636,745

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(80,628)	$135,325
Adjustments to reconcile net income (loss) provided by operating activities:
Depreciation	21,740	33,233
Gain on sale of available-for-sale securities	—	(115,918)
Gain on sale of loans	—	(10,848)
Origination of loans sold	—	(874,600)
Proceeds from loans sold	—	885,448
Amortization/accretion of premium/discount	42,468	48,021
Increase in value of bank-owned life insurance	(43,782)	(47,604)
Provision for loan losses	60,058	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	258,047	119,767
Other liabilities	172,225	1,430,183

Net cash provided by operating activities	430,128	1,603,007

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	2,066,472	539,346
Acquisition of property and equipment	(17,489)	(34,697)
Purchase of:
Investment securities available-for-sale	(14,765,090)	(7,496,500)
Federal Home Loan Bank stock	—	(208,700)
Loan to ESOP	(1,269,600)	—
Proceeds from:
Sales and maturities investment securities available-for-sale	—	5,469,773
Principal paydowns on investment securities available-for-sale	1,141,779	768,643

Net cash used in investing activities	(12,843,928)	(962,135)

Fraternity Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(2,559,886)	$(356,490)
Borrowings from the Federal Home Loan Bank	—	5,000,000
Repayments of Federal Home Loan Bank borrowings	(83,333)	(5,083,334)
Issuance of Common Stock	14,965,415	—
Increase in advances by borrowers for taxes and insurance	516,667	595,013

Net cash provided by financing activities	12,838,863	155,189

NET INCREASE IN CASH AND CASH EQUIVALENTS	425,063	796,061
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	25,881,831	13,907,553

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,306,894	$14,703,614

Cash paid for interest	$896,175	$1,002,537

Cash paid for taxes	$—	$—

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Fraternity Community Bancorp, Inc. (the “Company”) was incorporated on October 12, 2010 to serve as the holding company for Fraternity Federal Savings & Loan Association (the “Bank”), a federally chartered savings bank. On March 31, 2011, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 1,587,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $14,965,400, net of offering expenses of approximately $904,600. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 126,960 shares of common stock sold in the offering. Accordingly, the reported results for the three months ended March 31, 2011, related solely to the operations of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

In accordance with the Office of Thrift Supervision (the “OTS”) regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank notes	$993,158	$23,122	$—	$1,016,280
Obligations of U.S. Government agencies	14,096,256	5,542	199,964	13,901,834
Mortgage-backed securities:
FNMA	13,401,936	48,138	43,422	13,406,652
GNMA	2,161,263	24,657	—	2,185,920
FHLMC	3,846,814	14,087	49,812	3,811,089
Private Label CMO	708,175	6,274	32,641	681,808

	$35,207,602	$121,820	$325,839	$35,003,583

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank notes	$992,368	$13,912	$—	$1,006,280
Obligations of U.S. Government agencies	8,491,391	—	206,391	8,285,000
Mortgage-backed securities:
FNMA	6,764,443	27,512	48,847	6,743,108
GNMA	92,706	9,565	—	102,271
FHLMC	4,430,851	10,008	37,817	4,403,042
Private Label CMO	855,001	12,096	41,052	826,045

	$21,626,760	$73,093	$334,107	$21,365,746

The amortized cost and fair value of debt securities at March 31, 2011 and December 31, 2010 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	March 31, 2011 Available-for-Sale
	Amortized Cost	Fair Value
Due in one year through five years	$3,000,705	$2,993,748
Due in five years through ten years	5,224,724	5,160,859
Due after ten years	26,982,173	26,848,976

	$35,207,602	$35,003,583

	December 31, 2010 Available-for-Sale
	Amortized Cost	Fair Value
Due in one year through five years	$3,001,712	$2,969,140
Due in five years through ten years	5,313,088	5,249,294
Due after ten years	13,311,960	13,147,312

	$21,626,760	$21,365,746

The Association recognized gains on sales of available-for-sale securities of $0 and $115,918 for the three months ended March 31, 2011 and 2010, respectively.

Securities with unrealized losses, segregated by length of impairment, as of March 31, 2011 and December 31, 2010 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2011
Available-for-sale:
Bank Notes	$—	$—	$—	$—	$—	$—
Obligation of U.S. Government Agencies	10,772,095	199,964	—	—	10,772,095	199,964
Mortgage-backed securities:
FNMA	4,948,667	38,861	8,054	4,561	4,956,721	43,422
GNMA	—	—	—	—	—	—
FHLMC	3,006,912	49,812	—	—	3,006,912	49,812
Private Label CMO	—	—	343,496	32,641	343,496	32,641

	$18,727,674	$288,637	$351,550	$37,202	$19,079,224	$325,839

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2010
Available-for-sale:
Bank Notes	$—	$—	$—	$—	$—	$—
Obligation of U.S. Government Agencies	8,285,000	206,391	—	—	8,285,000	206,391
Mortgage-backed securities:
FNMA	5,284,956	45,823	11,092	3,024	5,296,048	48,847
GNMA	—	—	—	—	—	—
FHLMC	3,534,420	37,817	—	—	3,534,420	37,817
Private Label CMO	—	—	388,721	41,052	388,721	41,052

	$17,104,376	$290,031	$399,813	$44,076	$17,504,189	$334,107

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

Furthermore, as of March 31, 2011, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Association will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Association’s consolidated income statement.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	March 31, 2011	December 31, 2010
Real Estate Loans:
One-to-four family	$84,386,853	$86,112,695
Lines of Credit	12,136,854	12,729,750
Commercial	3,954,055	3,969,015
Residential Construction	6,453,534	5,828,645
Land	2,650,353	3,085,127

Total Real Estate Loans	109,581,649	111,725,232
Consumer Loans	50,262	44,177
Commercial Loans	18,613	22,645

Total Loans	109,650,524	111,792,054
Less:
Allowance for loan losses	(1,285,000)	(1,300,000)

Total loans and allowance for loan losses	$108,365,524	$110,492,054

Transactions in the allowance for loan losses are as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2011	2010
Beginning of year	$1,300,000	$276,621
Charge-offs	(75,718)	(478,790)
Recoveries	660	1,531
Provision charged to expense	60,058	1,500,638

End of year	$1,285,000	$1,300,000

The balance of impaired loans is $3,599,959 and $2,754,120 as of March 31, 2011 and December 31, 2010, respectively.

Non-Performing/Past Due Loans - Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totalled $3,331,206 at March 31, 2011 and $662,585 at December 31, 2010. Accruing loans past due more than 90 days totalled $ -0- at March 31, 2011 and December 31, 2010.

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

The Company’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that there continuance as assets is not warranted. Assets that do not expose us to risk sufficient enough to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

Credit Risk Analysis of Loans Receivable

As of March 31, 2011

		1-4 Family		Commercial
	Construction	Residential	Land	Real Estate	HELOC	Consumer	Commercial	Total
Pass	$4,888,335	$81,402,242	$2,339,331	$2,986,259	$11,902,799	$50,262	$18,613	$103,587,841
Special Mention	—	1,355,255	—	967,796	139,673	—	—	$2,462,724
Substandard	1,565,199	1,629,356	311,022	—	94,382	—	—	$3,599,959

Total	$6,453,534	$84,386,853	$2,650,353	$3,954,055	$12,136,854	$50,262	$18,613	$109,650,524

Credit risk profile based on payment activity:
Performing	$4,888,335	$83,026,250	$2,339,331	$3,954,055	$12,042,472	$50,262	$18,613	$106,319,318
Nonperforming	1,565,199	1,360,603	311,022	—	94,382	—	—	3,331,206

Total	$6,453,534	$84,386,853	$2,650,353	$3,954,055	$12,136,854	$50,262	$18,613	$109,650,524

Credit Risk Analysis of Loans Receivable

As of December 31, 2010

		1-4 Family		Commercial
	Construction	Residential	Land	Real Estate	HELOC	Consumer	Commercial	Total
Pass	$3,590,645	$85,801,235	$2,530,748	$3,498,269	$12,729,750	$44,177	$22,645	$108,217,469
Special Mention	577,000	250,000	—	474,000	—	—	—	$1,301,000
Substandard	1,611,000	117,101	545,484	—	—	—	—	$2,273,585

Total	$5,778,645	$86,168,336	$3,076,232	$3,972,269	$12,729,750	$44,177	$22,645	$111,792,054

Credit risk profile based on payment activity:
Performing	$5,778,645	$86,051,235	$2,530,748	$3,972,269	$12,729,750	$44,177	$22,645	$111,129,469
Nonperforming	—	117,101	545,484	—	—	—	—	662,585

Total	$5,778,645	$86,168,336	$3,076,232	$3,972,269	$12,729,750	$44,177	$22,645	$111,792,054

Aged Analysis of Past Due Loans Receivable

As of March 31, 2011

		1-4 Family	Lines of		Commercial
	Construction	Residential	Credit	Land	Real Estate	Commercial	Consumer	Total
30-59 Days Past Due	$—	$128,955	$—	$—	$—	$—	$—	$128,955
60-89 Days Past Due	—	—	90,192	—	—	—	—	90,192
Greater Than 90 Days Past Due	1,565,199	1,360,603	94,382	311,022	—	—	—	3,331,206

Total Past Due	1,565,199	1,489,558	184,574	311,022	—	—	—	3,550,353

Current	4,888,335	82,897,295	11,952,280	2,339,331	3,954,055	18,613	50,262	106,100,171

Total Loans Receivable	$6,453,534	$84,386,853	$12,136,854	$2,650,353	$3,954,055	$18,613	$50,262	$109,650,524

Recorded Investment > 90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—	$—

Aged Analysis of Past Due Loans Receivable

As of December 31, 2010

		1-4 Family	Lines of		Commercial
	Construction	Residential	Credit	Land	Real Estate	Commercial	Consumer	Total
30-59 Days Past Due	$—	$178,711	$465,930	$—	$—	$—	$642	$645,283
60-89 Days Past Due	—	249,556	—	—	—	—	—	249,556
Greater Than 90 Days Past Due	—	117,101	—	545,484	—	—	—	662,585

Total Past Due	—	545,368	465,930	545,484	—	—	642	1,557,424
Current	5,778,645	85,622,968	12,263,820	2,530,748	3,972,269	22,645	43,535	110,234,630

Total Loans Receivable	$5,778,645	$86,168,336	$12,729,750	$3,076,232	$3,972,269	$22,645	$44,177	$111,792,054

Recorded Investment > 90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—	$—

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For the Three Months Ended March 31, 2011

		1-4 Family	Lines of		Commercial
	Construction	Residential	Credit	Land	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$80,789	$536,549	$407,352	$173,024	$70,473	$—	$8,259	$23,554	$1,300,000
Charge-offs	—	—	—	(75,718)	—	—	—	—	(75,718)
Recoveries	—	—	660	—	—	—	—	—	660
Provision	11,652	(14,918)	(22,060)	106,397	4,711	—	(4,896)	(20,828)	60,058

Ending Balance	$92,441	$521,631	$385,952	$203,703	$75,184	$—	$3,363	$2,726	$1,285,000

Ending Balance Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending Balance Collectively evaluated for impairment	$92,441	$521,631	$385,952	$203,703	$75,184	$—	$3,363	$2,726	$1,285,000

Loans Receivable:
Ending Balance	$6,453,534	$84,386,853	$12,136,854	$2,650,353	$3,954,055	$18,613	$50,262	$—	$109,650,524

Ending Balance Individually evaluated for impairment	$2,666,709	$3,816,151	$13,945	$311,022	$3,153,593	$—	$—	$—	$9,961,420

Ending Balance Collectively evaluated for impairment	$3,786,825	$80,570,702	$12,122,909	$2,339,331	$800,462	$18,613	$50,262	$—	$99,689,104

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For the Year Ended December 31, 2010

		1-4 Family	Lines of		Commercial
	Construction	Residential	Credit	Land	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$18,795	$91,335	$132,257	$7,879	$20,986	$—	$1,166	$4,203	$276,621
Charge-offs	(112,500)	(6,784)	(207,126)	(146,250)	—	(6,130)	—	—	(478,790)
Recoveries	—	820	712	—	—	—	—	—	1,532
Provision	174,494	451,178	481,509	311,395	49,487	6,130	7,093	19,351	1,500,637

Ending Balance	$80,789	$536,549	$407,352	$173,024	$70,473	$—	$8,259	$23,554	$1,300,000

Ending Balance Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending Balance Collectively evaluated for impairment	$80,789	$536,549	$407,352	$173,024	$70,473	$—	$8,259	$23,554	$1,300,000

Loans Receivable:
Ending Balance	$5,778,645	$86,168,336	$12,729,750	$3,076,232	$3,972,269	$22,645	$44,177	$—	$111,792,054

Ending Balance Individually evaluated for impairment	$3,278,057	$4,527,466	$17,756	$545,856	$1,989,575	$—	$—	$—	$10,358,710

Ending Balance Collectively evaluated for impairment	$2,500,588	$81,640,870	$12,711,994	$2,530,376	$1,982,694	$22,645	$44,177	$—	$101,433,344

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. No principal or interest was forgiven and no change in the interest rate was made. Information with respect to nonperforming assets and troubled debt restructurings at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Non-Accrual Loans	$3,331,206	$662,585
Other Real Estate Owned, net	2,157,193	2,015,909
Loans 90 days or more past due and still accruing	—	—

Total Nonperforming Assets	$5,488,399	$2,678,494

Troubled Debt Restructurings	$1,512,255	$2,091,535

Troubled Debt Restructurings included In Non-Accrual Loans	$(1,243,502)	—

Troubled Debt Restructurings and	$5,757,152	$4,770,029

Total Nonperforming Assets

Loans Receivable on Nonaccrual Status

As of March 31, 2011

		1-4 Family	Lines of		Commercial
	Construction	Residential	Credit	Land	Real Estate	Commercial	Consumer	Total
Unpaid Principal Balance	$1,565,199	$1,360,603	$94,382	$311,022	$—	$—	$—	$3,331,206

Loans Receivable on Nonaccrual Status

As of December 31, 2010

		1-4 Family	Lines of		Commercial
	Construction	Residential	Credit	Land	Real Estate	Commercial	Consumer	Total
Unpaid Principal Balance	$—	$117,101	$—	$545,484	$—	$—	$—	$662,585

Impaired Loans

As of and for the Year Ended March 31, 2011

		1-4 Family	Lines of		Commercial
	Construction	Residential	Credit	Land	Real Estate	Commercial	Consumer	Total
Loans With A Valuation Allowance:
Unpaid Principal Balance	$—	$—	$—	$—	$—	$—	$—	$—
Related Allowance for Loan Losses	—	—	—	—	—	—	—	—
Average Recorded Investment	—	—	—	—	—	—	—	—
Interest Income recognized	—	—	—	—	—	—	—	—
Loans Without a Valuation Allowance:
Unpaid Principal Balance	$1,565,199	$1,629,356	$94,382	$311,022	$—	$—	$—	$3,599,959
Related Allowance for Loan Losses	—	—	—	—	—	—	—	$—
Average Recorded Investment	1,565,199	$1,630,171	94,382	311,022	—	—	—	$3,600,774
Interest Income recognized	—	3,684	—	—	—	—	—	$3,684
Totals:
Unpaid Principal Balance	$1,565,199	$1,629,356	$94,382	$311,022	$—	$—	$—	$3,599,959
Related Allowance for Loan Losses	—	—	—	—	—	—	—	$—
Average Recorded Investment	1,565,199	1,630,171	94,382	311,022	—	—	—	$3,600,774
Interest Income recognized	—	3,684	—	—		—	—	$3,684

Impaired Loans

As of and for the Year Ended December 31, 2010

		1-4 Family	Lines of		Commercial
	Construction	Residential	Credit	Land	Real Estate	Commercial	Consumer	Total
Loans With A Valuation Allowance:
Unpaid Principal Balance	$—	$—	$—	$—	$—	$—	$—	$—
Related Allowance for Loan Losses	—	—	—	—	—	—	—	—
Average Recorded Investment	—	—	—	—	—	—	—	—
Interest Income recognized	—	—	—	—	—	—	—	—
Loans Without a Valuation Allowance:
Unpaid Principal Balance	$577,650	$1,630,986	$—	$545,484	$—	$—	$—	$2,754,120
Related Allowance for Loan Losses	$—	$—	$—	$—	$—	$—	$—	$—
Average Recorded Investment	$577,650	$1,641,905	$—	$678,302	$—	$—	$—	$2,897,857
Interest Income recognized	$37,547	$102,774	$—	$14,708	$—	$—	$—	$155,029
Totals:
Unpaid Principal Balance	$577,650	$1,630,986	$—	$545,484	$—	$—	$—	$2,754,120
Related Allowance for Loan Losses	$—	$—	$—	$—	$—	$—	$—	$—
Average Recorded Investment	$577,650	$1,641,905	$—	$678,302	$—	$—	$—	$2,897,857
Interest Income recognized	$37,547	$102,774	$—	$14,708	$—	$—	$—	$155,029

4.	EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to stock form, the Bank established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 126,960 shares or 8% of the Common Stock issued in the offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP, with funds from any contributions on ESOP assets. Contributions will be applied to repay interest on the loan first and the remainder will be applied to principal. The loan is expected to be repaid over a period of 12 years.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation, of all active participants. Participants will vest their accrued benefits under the employee stock ownership plan at the rate of 33.33% per year beginning in year two. Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Bank. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation of service, or termination of the ESOP.

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the three months ended March 31, 2011 and 2010.

A summary of ESOP shares at March 31, 2011 is as follows:

Shares committed for release	—
Unearned shares	126,960
Total ESOP shares	126,960
Fair Value of unearned shares	1,269,600

5.	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Association and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Association’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).

As of March 31, 2011 and December 31, 2010 (the most recent notification from the OTS), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Association’s capital position:

	Actual		For Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of March 31, 2011
Total Risk-Based Capital (to Risk-Weighted Assets)	$24,745	26.24%	$7,544	8.0%
Tier I Capital (to Risk-Weighted Assets)	$23,566	24.99%	$3,772	4.0%
Tier I Capital (to Adjusted Total Assets)	$23,566	12.93%	$5,468	3.0%
Tangible Capital (to Adjusted Total Assets)	$23,566	12.93%	$2,734	1.5%
As of December 31, 2010
Total Risk-Based Capital (to Risk-Weighted Assets)	$17,282	19.03%	$7,265	8.0%
Tier I Capital (to Risk-Weighted Assets)	$16,147	17.78%	$3,633	4.0%
Tier I Capital (to Adjusted Total Assets)	$16,147	9.51%	$5,094	3.0%
Tangible Capital (to Adjusted Total Assets)	$16,147	9.51%	$2,547	1.5%

The following table provides a reconciliation of total equity per the consolidated financial statements to capital amounts reflected in the above table:

	March 31,	December 31,
	2011	2010
Total Equity	$29,637	$15,987
Adjustment for accumulated other comprehensive loss	125	160
Adjustment for parent company equity	(6,196)	—

Tangible, Tier 1 and Core Capital	23,566	16,147
Allowable allowance for loan losses (1.25% of total risk- weighted assets)	1,179	1,135

Total risk-based capital	$24,745	$17,282

6.	FAIR VALUE MEASUREMENTS

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

The following table presents the Bank’s assets measured at fair value on a recurring basis:

	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes	$1,016,280	$—	$1,016,280	$—
Obligations of U.S. Government agencies	13,901,834	$—	13,901,834	$—
FNMA	13,406,652	$—	13,406,652	$—
GNMA	2,185,920	$—	2,185,920	$—
FHLMC	3,811,089	$—	3,811,089	$—
Private label CMO	681,808	$—	681,808	$—

	$35,003,583	$—	$35,003,583	$—

Total assets measured at fair value	$35,003,583	$—	$35,003,583	$—

	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes	$1,006,280	$—	$1,006,280	$—
Obligations of U.S. Government agencies	8,285,000	$—	8,285,000	$—
FNMA	6,743,108	$—	6,743,108	$—
GNMA	102,271	$—	102,271	$—
FHLMC	4,403,042	$—	4,403,042	$—
Private label CMO	826,045	$—	826,045	$—

	$21,365,746	$—	$21,365,746	$—

Total assets measured at fair value	$21,365,746	$—	$21,365,746	$—

Securities classified as available-for-sale are reported at fair value utilizing Level 2 Inputs. For these securities, the Association obtains fair values from an independent pricing service and safekeeping custodians. The observable data may include dealer quotes, cash flows, U.S. Treasury yield curve, trading levels, credit information, and the terms and conditions of the security, among other things.

Financial Instruments Measured on a Nonrecurring Basis

The Bank may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at March 31, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
One-to-four family	$1,629,356	$—	$1,629,356	$—
Lines of Credit	94,382	—	94,382	—
Commercial	—	—	—	—
Residential Construction	1,565,199	—	1,565,199	—
Land	311,022	—	311,022	—

Total	$3,599,959	$—	$3,599,959	$—

Other real estate owned	$2,157,193	$—	$2,157,193	$—

	Fair Value at December 31, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
One-to-four family	$1,630,986	$—	$1,630,986	$—
Lines of Credit	—	—	—	—
Commercial	—	—	—	—
Residential Construction	577,650	—	577,650	—
Land	545,484	—	545,484	—

Total	$2,754,120	$—	$2,754,120	$—

Other real estate owned	$2,015,909	$—	$2,015,909	$—

Loans for which it is probable that the Bank will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with FASB guidance. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method. In our determination of fair value, we have categorized both methods of valuation as estimates based on Level 2 inputs.

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

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In April, 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ended March 31, 2012. The guidance will be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The provisions of ASU No. 2011-02 will be effective for the Company’s reporting period ended December 31, 2011 and will be applied retrospectively to January 1, 2011. As a result of the retrospective application, the Company may identify loans that are newly considered impaired. The adoption of this ASU is not expected to have a material impact on the Company’s statements of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described herein under “Part II, Item 1A. Risk Factors” that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

Fraternity Community Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on October 12, 2010 by Fraternity Federal Savings and Loan Association (the “Bank”) to be its holding company following the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on March 31, 2011 and also on that date, the Company completed its public stock offering and issued 1,587,000 shares of its common stock for aggregate proceeds of $15,870,000, and net proceeds of $14,965,400. The Company’s business is the ownership of the outstanding capital stock of the Bank. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank with payment of appropriate rental fees as required by applicable law and regulations, under the terms of an expense allocation agreement between the Company and the Bank.

Founded in 1913, the Bank is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its market area, which consists of Baltimore City and Baltimore, Carroll and Howard Counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one- to four-family mortgage loans, as well as commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer consumer loans and, to a limited extent, commercial business loans. We currently operate out of our corporate headquarters and main office in Baltimore and full-service branch offices located in Cockeysville, Ellicott City and Hampstead, Maryland. We are subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer.

The Company and the Bank maintain an Internet website at http://www.fraternityfed.com. Information on our website should not be considered a part of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Assets. At March 31, 2011, total assets increased by $11.7 million to $181.4 million at March 31, 2011 from $169.7 million at December 31, 2010. The increase in assets for the three months ended March 31, 2011 was due mainly to a $13.6 million increase in available for sale investment securities, offset, in part, by a $2.1 million decrease in loans receivable, net, as many loan customers took advantage of low long-term mortgage rates and refinanced their mortgage loans. Fixed-rate one- to four-family loans decreased to $84.4 million at March 31, 2011 from $86.2 million at December 31, 2010; residential construction loans increased to $6.5 million at March 31, 2011 from $5.8 million at December 31, 2010; and lines of credit, all of which are secured by one- to four-family residential properties, totaled $12.1 million at March 31, 2011 compared to $12.7 million at December 31, 2010.

Cash and cash equivalents increased by $425,000 from $25.9 million at December 31, 2010, to $26.3 million at March 31, 2011, as excess liquidity provided by loan refinancings was invested in short-term securities, including overnight deposits.

At March 31, 2011, we had $35.0 million of securities available-for-sale compared to $21.4 million at December 31, 2010. The increase was due to investing of excess liquidity.

Borrowings decreased from $22.6 million at December 31, 2010 to $22.5 million at March 31, 2011.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Overview. We had a net loss of $80,600 for the three months ended March 31, 2011, as compared to net income of $135,300 for the three months ended March 31, 2010. The decrease in net income between the periods was primarily due to a decline in net interest income of $193,000 or 19.8%. This was due to a large decrease in loans receivable and an increase in nonaccrual loans. Noninterest income decreased by $134,500, or 71.0% from $189,600 for the three months ended March 31, 2010 to $55,100 for the three months ended March 31, 2011. Noninterest expense decreased by $51,300 or 5.2% from $991,400 for the three months ended March 31, 2010 to $940,100 for the three months ended March 31, 2011. Provision for loan and lease losses increased by $60,100, or 100% for the three months ended March 31, 2011 from $0 for the three months ended March 31, 2010.

Net Interest Income. Net interest income decreased by $193,000, or 19.8%, from $976,700 for the three months ended March 31, 2010 to $783,600 for the three months ended March 31, 2011. The decrease in net interest income is primarily attributable to a large decrease in loans receivable as borrowers continued to refinance higher coupon loans to lower rates. Contributing to the decrease was a $2.7 million increase in nonaccrual loans during the first three months of 2011.

Interest on loans receivable, net decreased by $249,300, or 14.6%, from $1.7 million for the three months ended March 31, 2010 to $1.5 million for the three months ended March 31, 2011, due to a $10.1 million, or 8.4%, decrease in the average balance of loans and a 38 basis point decrease in the average yield. The decrease in the average balance of loans reflected our decision to sell a greater portion of our fixed-rate one- to four-family loan originations during the three months ended March 31, 2010 due to the low rates available on those loans. The decrease in the average yield on loans was attributable to market rates remaining at a low level.

Interest on investment securities available-for-sale decreased by $52,300, or 20.9%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, as a $4.3 million, or 16.2%, increase in the average balance of investment securities available-for-sale was more than offset by a 127 basis point decrease in the average yield.

Interest on cash and cash equivalents remained low by historical standards during the three months ended March 31, 2011 and 2010 due to the historically low prevailing market rates during those periods.

During the three months ended March 31, 2011, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $110,800, or 15.2%, from $728,000 for the three months ended March 31, 2010, to $617,100 for the three months ended March 31, 2011, as a 45 basis point decrease in the average cost of time deposits more than offset a $1 million, or 1.0%, increase in the average balance of time deposits. During the three months ended March 31, 2011, we were able to take advantage of declining interest rates to reprice maturing certificates of deposit at lower rates. Interest on brokered deposits remained stable at $24,700 for the three months ended March 31, 2011 and 2010, as both the average balance of, and average rate paid on, brokered deposits remained stable. Interest on NOW and money market accounts remained stable during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, even with a 5.3% increase in the average balance of NOW and money market accounts. Interest on passbook accounts increased by $6,600, or 39.5%, from $16,800 for the three months ended March 31, 2010 to $23,400 for the three months ended March 31, 2011, due primarily to a 7 basis point increase in the average rate paid on passbook accounts. The average balance of passbook accounts increased during the three months ended March 31, 2011, from $12.3 million as of March 31, 2010 to $15.5 million as of March 31, 2011.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank of Atlanta advances, decreased by $2,400, or 1.1%, for three months ended March 31, 2011 as compared to the three months ended March 31, 2010, as a $3.7 million decrease in the average balance of other interest-bearing liabilities more than offset a 51 basis point increase in the average cost of other interest-bearing liabilities. The 51 basis point increase was due to a $5 million advance being borrowed and repaid during the first quarter of 2010 at a very low interest rate. At March 31, 2011, we had $22.5 million of Federal Home Loan Bank of Atlanta advances compared to $22.6 in advances as of December 31, 2010.

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

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Cash and cash equivalents	$21,786,836	$3,697	.07%	$14,472,772	$1,150	.03%
Loans receivable net	109,426,840	1,462,407	5.35	119,524,009	1,711,705	5.73
Investment securities available-for-sale (1)	30,570,541	191,688	2.51	26,307,526	248,468	3.78
Other interest-earning assets	2,256,676	14,965	2.65	2,356,829	11,056	1.88

Total interest-earning assets	164,040,893	1,672,757	4.08	162,661,136	1,972,379	4.85

Noninterest-earning assets	9,595,742	—		6,770,494	—

Total assets	173,636,635	1,672,757		169,431,630	1,972,379

Liabilities and equity:
Time deposits	104,921,383	617,144	2.35	103,880,774	727,981	2.80
NOW and money market	4,990,255	3,058	.25	4,737,424	2,916	.25
Passbook	15,491,675	23,449	.61	12,341,474	16,812	.54
Brokered deposits	2,326,995	24,640	4.24	2,332,960	24,764	4.25
Other interest-bearing liabilities (Federal Home Loan Bank advances)	22,527,778	220,876	3.92	26,194,445	223,256	3.41

Total interest-bearing liabilities	150,258,086	889,167	2.37	149,487,077	995,729	2.66
Noninterest-bearing liabilities	2,760,717	—		2,849,049	—

Total liabilities	153,018,803	889,167		152,336,126	995,729

Total equity	20,617,832	—		17,095,504	—

Total liabilities and equity	$173,636,635	889,167		$169,431,630	995,729

Net interest income		$783,590			$976,650

Interest rate spread			1.71%			2.19%

Net interest margin			1.91%			2.40%

Ratio of average interest-earning assets to average interest-bearing liabilities			109.17%			108.81%

(1)	Investment securities available-for-sale are presented at fair market value.

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

Our provision for loan losses was $60,100 for the three months ended March 31, 2011 compared to $0 for the three months ended March 31, 2010. The increase was primarily due to the deterioration in our land loan portfolio. At March 31, 2011, the allowance for loan losses was $1.285 million, or 1.2%, of the total loan portfolio compared to $1.3 million, or 1.2% of the total loan portfolio, at December 31, 2010.

We have had minimal historical loss experience until late 2009. Due to the worsening economic environment, management felt it prudent to increase the allowance for loan losses, and, therefore, the provision for loan losses, during the first half of 2010. As management has continued to monitor closely the level of the allowance for loan losses throughout 2010, and taking into consideration our historical loss experience and current economic conditions, we have further increased the allowance for loan losses and, therefore, the provision for loan losses, to reflect management’s most current assessment.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

Nonaccrual loans amounted to $3.3 million at March 31, 2011 compared to $663,000 at December 31, 2010. Net loan charge-offs amounted to $75,000 during the three months ended March 31, 2011, compared to $7,000 during the three months ended March 31, 2010. As of March 31, 2011, nonaccrual loans included a $1.6 million speculative construction loan on a residential property where the builder has declared bankruptcy, a $194,000 lot loan to the same builder, 3 troubled debt restructured loans totaling $1.2 million that have defaulted and 2 home equity lines of credit totaling $94,000. All of the aforementioned loans were added to nonaccrual status as of March 31, 2011, while a previously nonaccrual lot loan totaling $360,000 was sold at foreclosure and has since settled and paid off and another lot loan totaling $185,484 at December 31, 2010 has been written down to $117,000 as of March 31, 2011.

Noninterest Income. Total noninterest income decreased by $134,500, or 71.0%, from $189,600 for the three months ended March 31, 2010 compared to $55,000 for the three months ended March 31, 2011. The decrease was primarily due to the absence in the 2011 quarter of any gain on sale of investments, compared to a gain of $115,900 during the 2010 quarter, and a decrease in the sale of loans of $10,800, or 100.0%.

Noninterest Expenses. Total noninterest expenses decreased by $ 51,300, or 5.2%, from $991,400 for the three months ended March 31, 2010 to $940,100 for the three months ended March 31, 2011. The decrease primarily was attributable to decreases of $58,700, or 10.4%, and $8,600, or 6.2%, in salaries and employee benefits, and occupancy expenses respectively.

Income Tax Expense. We had an income tax benefit of $80,900 during the three months ended March 31, 2011, due to our incurring a net loss during that period. For the three months ended March 31, 2010, we had an income tax expense of $39,500.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $26.3 million. Securities classified as available-for-sale, amounting to $35.0 million at March 31, 2011, provides an additional source of liquidity. In addition, at March 31, 2011, we had the ability to borrow a total of approximately $28.4 million from the Federal Home Loan Bank of Atlanta and had $22.5 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3 million line of credit with another bank, on which we had no outstanding balance at March 31, 2011.

At March 31, 2011, we had $2.3 million in commitments to extend credit outstanding. Certificates of deposit due within one year of March 31, 2011 totaled $53.6 million, or 52.1%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For the three months ended March 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Analysis of Nonperforming and Classified Assets

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At
	March 31, 2011	December 31, 2010
Nonaccrual loans:
Real estate loans:
One-to four-family	$1,360,603	$117,101
Lines of credit	94,382	—
Commercial	—	—
Residential construction	1,565,199	—
Land	311,022	545,484
Commercial	—	—
Consumer	—	—

Total	$3,331,206	$662,585

Accruing loans past due 90 days or more:
Real estate loans:
One-to four-family	—	—
Lines of credit	—	—
Commercial	—	—
Residential construction	—	—
Land	—	—
Commercial	—	—
Consumer	—	—

Total	$—	$—

Total of nonaccrual loans and accruing loans 90 days Or more past due	$3,331,206	$662,585
Assets acquired through foreclosure	2,157,193	2,015,909

Total nonperforming assets	$5,488,399	$2,678,494

Troubled debt restructurings	$1,512,255	$2,091,535

Troubled debt restructurings included in non-accrual loans	$(1,243,502)	$—

Troubled debt restructurings and total nonperforming assets	$5,757,152	$4,770,029

Total of nonaccrual loans and accruing loans past due 90 days Or more to total loans	3.04%	0.59%

Total of nonaccrual loans and accruing loans past due 90 days Or more to total assets	1.84%	0.39%

Total nonperforming assets to total assets	3.03%	1.58%

As of March 31, 2011, nonaccrual loans included a $1.6 million speculative construction loan on a residential property where the builder has declared bankruptcy, a $194,000 lot loan to the same builder, 3 troubled debt restructured loans totaling $1.2 million that have defaulted and 2 home equity lines of credit totaling $94,000. All of the aforementioned loans were added to nonaccrual status as of March 31, 2011, while a previously nonaccrual lot loan totaling $360,000 was sold at foreclosure and has since settled and paid off and another lot loan totaling $185,484 at December 31, 2010 has been written down to $117,000 as of March 31, 2011.

At March 31, 2011, assets acquired through foreclosure included a luxury home carried at $1.2 million. This property was securing a speculative construction loan that was a nonaccrual loan at December 31, 2010. The property is under contract for sale, and the carrying value at March 31, 2011 is based on the sale price less estimated disposition costs.

For further information on our methodology for establishing specific valuation allowances, see “—Analysis and Determination of the Allowance for Loan Losses — Specific Valuation Allowance.”

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. We do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At March 31, 2011 and December 31, 2010, we had $1.5 million and $2.1 million, respectively, in modified loans, which are also referred to as troubled debt restructurings. At March 31, 2011, troubled debt restructured loans included four owner-occupied one-to four-family loans aggregating $1.5 million.

Our four owner-occupied one- to four-family troubled debt restructured loans had outstanding balances of $269,000, $265,000, $437,000 and $542,000 at March 31, 2011. The borrower on the loan with an outstanding balance of $269,000 was having temporary financial difficulty, and we agreed to modify the loan to allow the borrower to make interest only payments for a period of seven months. No principal or interest was forgiven and no change in the interest rate was made. At the end of this period, the loan will be re-amortized to pay off the loan by the original maturity date. This loan has never been nonaccrual. The interest for the three months ended March 31, 2011 on this loan was $2,520, all of which was recognized as income. The borrower has complied with the temporary payment, however, payments are being made a little late.

The borrower on the $265,000 loan was having temporary financial difficulty, and we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment plan. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $4,000 until the loan was paid off. No principal or interest was forgiven and no change in the interest rate was made. This loan was never in nonaccrual status during 2010. During 2011 the borrower has had difficulty making his payment. As of March 31, 2011 the loan was 30 days delinquent. This loan has been placed on nonaccrual status as of March 31, 2011 and will remain there until the borrower shows an ability to make his payment on time for a period of at least six months.

The borrower on the $437,000 loan was having temporary financial difficulty, and we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment arrangement. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $16,000 until the loan was paid off. No principal or interest was forgiven and no change in the interest rate was made. During 2011 the borrower has had difficulty making his payment. As of March 31, 2011 the loan was 60 days delinquent. This loan has been placed on nonaccrual status as of March 31, 2011 and will remain there until the borrower shows the ability to make payments on time for a period of at least six months.

The borrower on the $542,000 loan was having temporary difficulty, and we agreed to modify the loan by allowing a temporary payment plan. At a later date, we agreed to defer the payment of the then accrued interest of $10,000 until the loan is paid off. No principal or interest was forgiven and no change in the interest rate was made. During 2011 the borrower has had difficulty making his payment. As of March 31, 2011 the loan was 60 days delinquent. This loan has been placed on nonaccrual status as of March 31, 2011 and will remain there until the borrower shows the ability to make payments on time for a period of at least six months.

If a loan is in nonaccrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six payments under the restructured terms, unless we have adequate collateral valuations or other analysis to support maintaining the loan on accrual status.

All of the above loans were classified as impaired and measured for loss in accordance with Accounting Standards Codification 310-10-35. All of these loans were measured using the present value of discounted cash flows method. The discount rate used was the original note rate, which in each of these instances is equal to the modified terms rate. The other significant assumptions used in our discounted cash flow model to determine the fair value of the loans were the schedule of cash flows produced under the modified terms. It should be noted that in all cases, we did not forgive principal or interest or reduce the interest rate from the original note rate.

Interest income that would have been recorded for the three month period ended March 31, 2011 had nonaccrual loans been current according to their original terms, amounted to approximately $51,000.

At March 31, 2011, we had $2.2 million of other real estate owned.

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

General Valuation Allowance. We establish a general valuation allowance for loans that should be adequate to reserve for the estimated credit losses inherent in each segment of our loan portfolio, given the facts and circumstances as of the valuation date for all loans in the portfolio that have not been classified. The allowance is based on our average annual rate of net charge offs experienced over the previous four quarters on each segment of the portfolio and is adjusted for current qualitative factors. If historical loss data is not available for a segment, the estimates used will be based on various components such as industry averages. For purposes of determining the estimated credit losses, the loan portfolio is segmented as follows: (i) one- to four-family loans; (ii) home equity lines of credit; (iii) commercial real estate loans; (iv) construction loans; (v) land loans; (vi) consumer loans and (vii) commercial loans. Qualitative factors that are considered in determining the adequacy of the allowance for loan losses are as follows: (i) trends of delinquent and nonaccrual loans; (ii) economic factors; (iii) concentrations of credit; (iv) changes in the nature and volume of the loan portfolio; and (v) changes in lending staff and loan policies.

Specific Valuation Allowance. All loans meeting the following loan balance thresholds are individually reviewed: (i) speculative construction loans; (ii) commercial loans greater than $500,000; (iii) land loans greater than $500,000; (iv) all other loans greater than $1.5 million. If a loan is determined to be impaired, we will measure that loan for loss. It has been our policy to not maintain specific reserves against impaired loans. Impaired loans are measured for loss using the fair value of collateral less disposition costs method for collateral dependent loans, and the present value of discounted cash flows method for other loans. It has been our policy to directly charge off any loss determined on impaired loans using these methods, and we do not foresee maintaining specific reserves for these loans.

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

	At
	March 31, 2011			December 31, 2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to four-family	$521,631	40.60%	76.95%	$536,549	41.27%	77.06%
Lines of credit	385,952	30.04	11.06	407,352	31.33	11.40
Commercial	75,184	5.85	3.61	70,473	5.42	3.56
Residential construction	92,441	7.19	5.89	80,789	6.21	5.16
Land	203,703	15.85	2.42	173,024	13.31	2.76
Consumer	3,363	.26	.05	8,259	.64	.04
Commercial	—	—	.02	—	—	.02
Unallocated	2,726	.21	—	23,554	1.82	—

Total	$1,285,000	100.00%	100.00%	$1,300,000	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2011	2010
Allowance for loan losses at beginning of period	$1,300,000	$276,621
Charge-offs:
Real estate loans:
One-to four-family	—	6,785
Lines of credit	—	—
Commercial	—	—
Residential construction	—	—
Land	75,718	—
Commercial	—	—
Consumer	—	—

Total charge-offs	75,718	6,785

Recoveries	660	—

Net charge-offs	75,058	6,785
Provision for loan losses	60,058	—

Allowance at end of period	$1,285,000	$269,836
Allowance for loan losses to total loans at the end of the period	1.17%	.24%

Net charge-offs to average loans outstanding during the period	.07%	.01%

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

We have classified as impaired, loans that are 90 days or more delinquent, nonaccrual loans, or a troubled debt restructuring. The amount of impaired loans was $3,599,959 as of March 31, 2011.

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

We utilize appraisals performed by third parties to determine the fair value of the real estate securing these loans and an internal review process that consists of monitoring recent market activity, including comparable recent sales activity, listings and general economic conditions in our quarterly evaluation. It is our policy to obtain an updated appraisal on at least an annual basis on our collateral dependent loans. If we have evidence that causes us to believe that additional deterioration may have occurred, we will require a more frequent updated appraisal. Given the cost of more frequent updates and our knowledge of the local market areas in which we lend, we believe this to be prudent.

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

During the three months ended March 31, 2011, we had charge-offs totaling $75,718. Of this amount, $68,484 related to a residential lot loan and $7,234 was attributable to a speculative residential lot loan that was sold at foreclosure and settled in the first three months of 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as that term is defined in Rule 13a-5(e). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011. As of the date of this filing, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The effective date of the Company’s Registration Statement on Form S-1 (File No. 333-170215) was February 10, 2011. The offering was consummated on March 31, 2011 with the sale of $15,870,000 of securities registered pursuant to the registration Statement. Sandler O’Neill & Partners, L.P. acted as marketing agent for the offering. The class of securities registered was common stock, par value $0.01 per share. The aggregate value of such securities registered was $15,870,000 of common stock. The amount of securities sold in the offering was $15,870,000, or 1,587,000 shares of common stock, all of which were sold to certain depositors and borrowers of the Bank and the Bank’s employee stock ownership plan at a price of $10.00 per shares for aggregate proceeds of $15,870,000. The expenses paid or incurred in connection with the stock offering were $905,000, including expenses paid to the marketing agent of $261,000, attorney and accounting fees of $347,000, and other expenses of $ 297,000. The net proceeds resulting from the offering after deducting all expenses related to the offering were $13.7 million. The net proceeds have initially been invested in securities and cash and cash equivalents.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

31.0	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certifications

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRATERNITY COMMUNITY BANCORP, INC.

May 16, 2011	By:	/s/ Thomas K. Sterner
Thomas K. Sterner
Chairman of the Board, Chief Executive Officer and Chief Financial Officer