Form 10-Q
period 2011-06-30
Fraternity Community Bancorp Inc
filed 2011-08-12
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 22, 2011, the registrant had 1,587,000 shares of common stock issued and outstanding.

i

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$417,621	$4,489,851
Interest-bearing deposits in other banks	23,737,857	21,391,980

Total cash and cash equivalents	24,155,478	25,881,831

Investment securities:
Available-for-sale - at fair value	35,454,566	21,365,746
Loans - net of allowance for loan losses of $1,250,000 and $1,300,000 respectively	109,490,474	110,492,054
Other real estate owned	1,112,847	2,015,909
Property and equipment, net	766,121	755,703
Federal Home Loan Bank stock - at cost - restricted	1,351,500	1,395,700
Ground rents - net of valuation allowance	860,996	860,996
Accrued interest receivable	648,376	585,056
Investment in bank-owned life insurance	4,263,542	4,174,397
Deferred income taxes	478,328	692,606
Other assets	1,002,581	1,439,479

TOTAL ASSETS	$179,584,809	$169,659,477

LIABILITIES AND EQUITY
Liabilities:
Deposits	$124,777,761	$129,994,645
Advances from the Federal Home Loan Bank	22,500,000	22,583,333
Advances by borrowers for taxes and insurance	1,753,882	663,346
Other liabilities	587,288	431,578

Total liabilities	149,618,931	153,672,902

Commitments and contingencies	0	0

Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock $0.01 par value; authorized 15,000,000; issued and outstanding, 1,587,000 shares at June 30, 2011	15,870	0
Additional paid in capital	14,949,545	0
Retained earnings - substantially restricted	16,089,714	16,146,785
Unearned ESOP shares	(1,269,600)	0
Accumulated other comprehensive income (loss)	180,349	(160,210)

Total equity	29,965,878	15,986,575

TOTAL LIABILITIES AND EQUITY	$179,584,809	$169,659,477

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$1,464,351	$1,642,342	$2,925,503	$3,352,585
Other loans	1,217	1,539	2,472	3,002
Interest and dividends on investment securities and bank deposits	271,216	213,725	469,433	464,244
Income from ground rents owned	12,601	18,211	24,734	28,366

Total interest income	1,749,385	1,875,817	3,422,142	3,848,197

INTEREST EXPENSE:
Interest on deposits	622,831	736,722	1,291,122	1,509,195
Interest on borrowings	223,140	225,049	444,016	448,305

Total interest expense	845,971	961,771	1,735,138	1,957,500

NET INTEREST INCOME	903,414	914,046	1,687,004	1,890,697
PROVISION FOR LOAN LOSSES	458	864,719	60,516	864,719

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	902,956	49,327	1,626,488	1,025,978

NON-INTEREST INCOME:
Gain on sale of investments	47,694	34,543	47,694	150,461
Income on bank-owned life insurance	45,363	47,844	89,144	95,448
Gain on sale of loans	0	22,130	0	32,978
Other income	10,833	16,805	22,113	32,030

Total non-interest income	103,890	121,322	158,951	310,917

NON-INTEREST EXPENSES:
Salaries and employee benefits	527,717	572,111	1,034,256	1,137,322
Occupancy expenses	120,016	118,915	249,678	257,199
Advertising	12,627	15,936	20,860	26,872
Data processing expense	104,963	90,686	204,264	183,761
Directors fees	25,317	24,280	50,134	48,148
Other general and administrative expenses	205,691	252,029	377,259	412,076

Total non-interest expenses	996,331	1,073,957	1,936,451	2,065,378

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	10,515	(903,308)	(151,012)	(728,483)
INCOME TAX BENEFIT	(13,041)	(356,737)	(93,941)	(317,237)

NET INCOME (LOSS)	$23,556	$(546,571)	$(57,071)	$(411,246)

EARNINGS PER SHARE - BASIC	$0.02	N/A	$(0.04)	N/A

EARNINGS PER SHARE - DILUTED	$0.02	N/A	$(0.04)	N/A

See accompanying notes.

Fraternity Community Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Common Stock	Addtl Pd In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance, December 31, 2009	$0	$0	$17,003,434	$0	$(11,668)	$16,991,766
Other Comprehensive Income/(Loss):
Net Income/(Loss)	0	0	(411,246)	0	0	(411,246)
Unrealized gains arising during the period, net of taxes of $104,563	0	0	0	0	156,845	156,845
Reclassification adjustment for realized gains, net of taxes of $60,184	0	0	0	0	(90,277)	(90,277)

Net Other Comprehensive Income	0	0	0	0	66,568	66,568
Total Comprehensive (Loss)	0	0	0	0	0	(344,678)

Balance, June 30, 2010	0	0	16,592,188	0	54,900	16,647,088

Balance, December 31, 2010	$0	$0	$16,146,785	$0	$(160,210)	$15,986,575
Other Comprehensive Income/(Loss):
Net Income/(Loss)	0	0	(57,071)	0	0	(57,071)
Change in unrealized gain/(loss) on available for sale securities, net of tax effect of $246,117	0	0	0	0	369,175	369,175
Reclassification adjustment for realized gains, net of taxes of $19,078	0	0	0	0	(28,616)	(28,616)

Net Other Comprehensive Income	0	0	0	0	340,559	340,559
Total Comprehensive Income	0	0	0	0	0	283,488
Acquisition of unearned ESOP shares	0	0	0	(1,269,600)	0	(1,269,600)
Issuance of Common Stock	15,870	14,949,545	0	0	0	14,965,415

Balance, June 30, 2011	15,870	14,949,545	16,089,714	(1,269,600)	180,349	29,965,878

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,071)	$(411,246)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	43,319	60,977
Gain on sale of available-for-sale securities	47,694	150,461
Gain on sale of loans	0	(32,978)
Origination of loans sold	0	(2,418,900)
Proceeds from loans sold	0	2,451,878
Amortization/accretion of premium/discount	154,164	92,602
Increase in value of bank-owned life insurance	(89,144)	(95,448)
Provision for loan losses	60,516	864,719
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	1,276,640	52,117
Other liabilities	155,710	180,437

Net cash provided by operating activities	1,591,828	894,619

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	941,064	456,853
Acquisition of property and equipment	(53,737)	(47,220)
Purchase of:
Investment securities available-for-sale	(19,227,443)	(8,486,500)
Federal Home Loan Bank stock	0	(208,700)
Proceeds from:
Sales and maturities investment securities available-for-sale	3,432,922	11,353,527
Principal paydowns on investment securities available-for-sale	2,058,680	1,464,968
Sale of Federal Home Loan Bank stock	44,200	0

Net cash (used in) provided by investing activities	(12,804,314)	4,532,928

Fraternity Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(5,216,884)	(199,501)
Borrowings from the Federal Home Loan Bank	0	5,000,000
Repayments of Federal Home Loan Bank borrowings	(83,333)	(5,166,667)
Acquisition of ESOP Shares	(1,269,600)	0
Issuance of Common Stock	14,965,415	0
Increase in advances by borrowers for taxes and insurance	1,090,535	1,165,649

Net cash provided by financing activities	9,486,133	799,481

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,726,353)	6,227,028
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	25,881,831	13,907,553

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,155,478	$20,134,581

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest	$1,735,170	$1,957,527

Cash paid for taxes	$0	$0

NON-CASH INVESTING ACTIVITIES:
Transfers from other real estate owned to loans	$1,167,936	$0

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS

ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Fraternity Community Bancorp, Inc. (the “Company”) was incorporated on October 12, 2010 to serve as the holding company for Fraternity Federal Savings & Loan Association (the “Bank”), a federally chartered savings bank. On March 31, 2011, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 1,587,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $14,965,400, net of offering expenses of approximately $904,600. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 126,960 shares of common stock sold in the offering. Accordingly, the reported results for the six months ended June 30, 2010, related solely to the operations of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

Nature of Operations

Fraternity Federal Savings and Loan (the “Bank”) provides a full range of banking services to individuals and businesses through its main office and three branches in the Baltimore metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, NOW, and money market accounts. Its primary lending products are consumer loans and real estate mortgages.

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

Earnings per Common Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. Weighted average shares excludes unallocated ESOP shares. The Company has no dilutive potential common shares for the three or six months periods ended June 30, 2011. Because the mutual to stock conversion was not completed until March 31, 2011, the earnings per share data is not presented for the three and six month periods ended June 30, 2010.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net Income (loss)	$23,556	$(57,071)
Weighted average common shares outstanding	1,460,040	1,460,040
Earnings per share, basic	$.02	$(.04)

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	June 30, 2011 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank notes	$993,947	$45,073	$0	$1,039,020
Obligations of U.S. Government agencies	14,097,049	74,131	4,134	14,167,046
Mortgage-backed securities:
FNMA	12,985,894	194,599	4,893	13,175,600
GNMA	3,045,140	9,295	3,304	3,051,131
FHLMC	1,341,916	8,989	2,951	3,347,954
Private Label CMO	696,796	6,023	29,004	673,815

	$35,160,742	$338,110	$44,286	$35,454,566

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank notes	$992,368	$13,912	$0	$1,006,280
Obligations of U.S. Government agencies	8,491,391	0	206,391	8,285,000
Mortgage-backed securities:
FNMA	6,764,443	27,512	48,847	6,743,108
GNMA	92,706	9,565	0	102,271
FHLMC	4,430,851	10,008	37,817	4,403,042
Private Label CMO	855,001	12,096	41,052	826,045

	$21,626,760	$73,093	$334,107	$21,365,746

The amortized cost and fair value of debt securities at June 30, 2011 and December 31, 2010 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	June 30, 2011 Available-for-Sale (unaudited)
	Amortized Cost	Fair Value
Due in one year through five years	$3,000,645	$3,052,499
Due in five years through ten years	6,627,067	6,677,524
Due after ten years	25,533,030	25,724,543

	$35,160,742	$35,454,566

	December 31, 2010 Available-for-Sale
	Amortized Cost	Fair Value
Due in one year through five years	$3,001,712	$2,969,140
Due in five years through ten years	5,313,088	5,249,294
Due after ten years	13,311,960	13,147,312

	$21,626,760	$21,365,746

The Bank recognized gross gains on sales of available-for-sale securities of $47,694 and $154,524 for the six months ended June 30, 2011 and 2010, respectively. The Bank recognized gross losses on sales of available-for-sale securities of $ 0 and $4,063 for the six months ended June 30, 2011 and 2010, respectively.

Securities with unrealized losses, segregated by length of impairment, as of June 30, 2011 and December 31, 2010 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2011 (unaudited)
Available-for-sale:
Bank Notes	$0	$0	$0	$0	$0	$0
Obligation of U.S. Government Agencies	1,492,335	4,134	0	0	1,492,335	4,134
Mortgage-backed securities:
FNMA	1,326,101	815	9,613	4,078	1,335,714	4,893
GNMA	1,560,872	3,304	0	0	1,560,872	3,304
FHLMC	1,133,250	2,951	0	0	1,133,250	2,951
Private Label CMO	0	0	346,221	29,004	346,221	29,004

	$5,512,558	$11,204	$355,834	$33,082	$5,868,392	$44,286

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2010
Available-for-sale:
Bank Notes	$0	$0	$0	$0	$0	$0
Obligation of U.S. Government Agencies	8,285,000	206,391	0	0	8,285,000	206,391
Mortgage-backed securities:
FNMA	5,284,956	45,823	11,092	3,024	5,296,048	48,847
GNMA	0	0	0	0	0	0
FHLMC	3,534,420	37,817	0	0	3,534,420	37,817
Private Label CMO	0	0	388,721	41,052	388,721	41,052

	$17,104,376	$290,031	$399,813	$44,076	$17,504,189	$334,107

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

Furthermore, as of June 30, 2011, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Association will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	June 30, 2011 (unaudited)	December 31, 2010
Real Estate Loans:
One-to-four family	$85,919,863	$86,112,695
Lines of Credit	10,640,311	12,729,750
Commercial	5,248,865	3,969,015
Residential Construction	6,150,570	5,828,645
Land	2,336,321	3,085,127

Total Real Estate Loans	110,295,930	111,725,232
Consumer Loans	46,689	44,177
Commercial Loans	397,855	22,645

Total Loans	110,740,474	111,792,054
Less:
Allowance for loan losses	(1,250,000)	(1,300,000)

Total loans and allowance for loan losses	$109,490,474	$110,492,054

The balance of impaired loans was $3,555,577 and $2,754,120 as of June 30, 2011 and December 31, 2010, respectively.

Non-Performing/Past Due Loans - Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $3,288,480 at June 30, 2011 and $662,585 at December 31, 2010. Accruing loans past due more than 90 days totaled $ 0 at June 30, 2011 and December 31, 2010.

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

To establish the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon a rolling 12 month history. That calculation determines the required allowance for loan loss level. The Company then applies additional loss multipliers to the different classes of loans to reflect various environmental factors. These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

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

Credit Risk Analysis of Loans Receivable

As of June 30, 2011

(unaudited)

		1-4 Family		Commercial	Lines of
	Construction	Residential	Land	Real Estate	Credit	Consumer	Commercial	Total
Pass	$4,585,372	$82,585,325	$2,025,299	$4,034,820	$10,496,281	$46,689	$397,854	$104,171,640
Special Mention	0	1,749,563	0	1,214,046	49,648	0	0	3,013,257
Substandard	1,565,198	1,584,975	311,022	0	94,382	0	0	3,555,577

Total	$6,150,570	$85,919,863	$2,336,321	$5,248,866	$10,640,311	$46,689	$397,854	$110,740,474

Credit risk profile based on payment activity:
Performing	$4,585,372	$84,601,985	$2,025,299	$5,248,866	$10,545,929	$46,689	$397,854	$107,451,994
Nonperforming	1,565,198	1,317,878	311,022	0	94,382	0	0	3,288,480

Total	$6,150,570	$85,919,863	$2,336,321	$5,248,866	$10,640,311	$46,689	$397,854	$110,740,474

Credit Risk Analysis of Loans Receivable

As of December 31, 2010

		1-4 Family		Commercial	Lines of
	Construction	Residential	Land	Real Estate	Credit	Consumer	Commercial	Total
Pass	$3,590,645	$85,801,235	$2,530,748	$3,498,269	$12,729,750	$44,177	$22,645	$108,217,469
Special Mention	577,000	250,000	0	474,000	0	0	0	1,301,000
Substandard	1,611,000	117,101	545,484	0	0	0	0	2,273,585

Total	$5,778,645	$86,168,336	$3,076,232	$3,972,269	$12,729,750	$44,177	$22,645	$111,792,054

Credit risk profile based on payment activity:
Performing	$5,778,645	$86,051,235	$2,530,748	$3,972,269	$12,729,750	$44,177	$22,645	$111,129,469
Nonperforming	0	117,101	545,484	0	0	0	0	662,585

Total	$5,778,645	$86,168,336	$3,076,232	$3,972,269	$12,729,750	$44,177	$22,645	$111,792,054

Aged Analysis of Past Due Loans Receivable

As of June 30, 2011 (unaudited)

		1-4 Family	Lines of		Commercial
	Construction	Residential	Credit	Land	Real Estate	Commercial	Consumer	Total
30-59 Days Past Due	$0	$440,201	$169,394	$0	$0	$0	$440	$610,035
60-89 Days Past Due	0	35,474	0	0	0	0	993	36,467
Greater Than 90 Days Past Due	1,565,198	1,317,878	94,382	311,022	0	0	0	3,288,480

Total Past Due	1,565,198	1,793,553	263,776	311,022	0	0	1,433	3,934,982
Current	4,585,372	84,126,310	10,376,535	2,025,299	5,248,866	397,854	45,256	106,805,492

Total Loans Receivable	$6,150,570	$85,919,863	$10,640,311	$2,336,321	$5,248,866	$397,854	$46,689	$110,740,474

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0

Aged Analysis of Past Due Loans Receivable

As of December 31, 2010

		1-4 Family	Lines of		Commercial
	Construction	Residential	Credit	Land	Real Estate	Commercial	Consumer	Total
30-59 Days Past Due	$0	$178,711	$465,930	$0	$0	$0	$642	$645,283
60-89 Days Past Due	0	249,556	0	0	0	0	0	249,556
Greater Than 90 Days Past Due	0	117,101	0	545,484	0	0	0	662,585

Total Past Due	0	545,368	465,930	545,484	0	0	642	1,557,424
Current	5,778,645	85,622,968	12,263,820	2,530,748	3,972,269	22,645	43,535	110,234,630

Total Loans Receivable	$5,778,645	$86,168,336	$12,729,750	$3,076,232	$3,972,269	$22,645	$44,177	$111,792,054

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For the Six Months Ended June 30, 2011 (unaudited)

	Construction	1-4 Family Residential	Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$80,789	$536,549	$407,352	$173,024	$75,473	$0	$3,259	$23,554	$1,300,000
Charge-offs	0	(36,474)	0	(75,718)	0	0	0	0	(112,192)
Recoveries	0	0	1,676	0	0	0	0	0	1,676
Provision	14,427	62,864	(242,010)	85,173	23,383	0	(37)	116,716	60,516

Ending Balance	$95,216	$562,939	$167,018	$182,479	$98,856	$0	$3,222	$140,270	$1,250,000

Ending Balance Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0

Ending Balance Collectively evaluated for impairment	$95,216	$562,939	$167,018	$182,479	$98,856	$0	$3,222	$140,270	$1,250,000

Loans Receivable:
Ending Balance	$6,150,570	$85,919,863	$10,640,311	$2,336,321	$5,248,866	$397,854	$46,689	$0	$110,740,474

Ending Balance Individually evaluated for impairment	$1,565,198	$1,585,527	$93,830	$311,022	$0	$0	$0	$0	$3,555,577

Ending Balance Collectively evaluated for impairment	$4,585,372	$84,443,411	$10,570,783	$2,025,299	$5,248,866	$397,854	$46,689	$0	$107,318,274

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For the Year Ended December 31, 2010

	Construction	1-4 Family Residential	Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$18,795	$91,335	$132,257	$7,879	$20,986	$0	$1,166	$4,203	$276,621
Charge-offs	(112,500)	(6,784)	(207,126)	(146,250)	0	(6,130)	0	0	(478,790)
Recoveries	0	820	711	0	0	0	0	0	1,531
Provision	174,494	451,178	481,510	311,395	49,487	6,130	7,093	19,351	1,500,638

Ending Balance	$80,789	$536,549	$407,352	$173,024	$70,473	$0	$8,259	$23,554	$1,300,000

Ending Balance Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0

Ending Balance Collectively evaluated for impairment	$80,789	$536,549	$407,352	$173,024	$70,473	$0	$8,259	$23,554	$1,300,000

Loans Receivable:
Ending Balance	$5,778,645	$86,168,336	$12,729,750	$3,076,232	$3,972,269	$22,645	$44,177	$0	$111,792,054

Ending Balance Individually evaluated for impairment	$3,278,057	$4,527,466	$17,756	$545,856	$1,989,575	$0	$0	$0	$10,358,710

Ending Balance Collectively evaluated for impairment	$2,500,588	$81,640,870	$12,711,994	$2,530,376	$1,982,694	$22,645	$44,177	$0	$101,433,344

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. No principal or interest was forgiven and no change in the interest rate was made. Information with respect to nonperforming assets and troubled debt restructurings at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011 (unaudited)	December 31, 2010
Non-Accrual Loans	$3,288,480	$662,585
Other Real Estate Owned, net	1,112,847	2,015,909
Loans 90 days or more past due and still accruing	0	0

Total Nonperforming Assets	$4,401,327	$2,678,494

Troubled Debt Restructurings	$1,475,899	$2,091,535

Troubled Debt Restructurings included In Non-Accrual Loans	(1,208,802)	0

Troubled Debt Restructurings and Total Nonperforming Assets	$4,668,424	$4,770,029

Loans Receivable on Nonaccrual Status

As of June 30, 2011

	Construction	1-4 Family Residential	Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Total
Unpaid Principal Balance	$1,565,198	$1,317,878	$94,382	$311,022	$0	$0	$0	$3,288,480

Loans Receivable on Nonaccrual Status

As of December 31, 2010

	Construction	1-4 Family Residential	Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Total
Unpaid Principal Balance	$0	$117,101	$0	$545,484	$0	$0	$0	$662,585

Impaired Loans

As of and for the Year Ended June 30, 2011

	Construction	1-4 Family Residential	Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Total
Loans With A Valuation Allowance:
Unpaid Principal Balance	$0	$0	$0	$0	$0	$0	$0	$0
Related Allowance for Loan Losses	0	0	0	0	0	0	0	0
Average Recorded Investment	0	0	0	0	0	0	0	0
Interest Income recognized	0	0	0	0	0	0	0	0

Loans Without a Valuation Allowance:
Unpaid Principal Balance	$1,565,198	$1,584,975	$94,382	$311,022	$0	$0	$0	$3,555,577
Related Allowance for Loan Losses	$0	$0	$0	$0	$0	$0	$0	$0
Average Recorded Investment	$1,565,198	$1,260,514	$94,382	$311,022	$0	$0	$0	$3,231,116
Interest Income recognized	$0	$8,518	$0	$0	$0	$0	$0	$8,518

Totals:
Unpaid Principal Balance	$1,565,198	$1,584,975	$94,382	$311,022	$0	$0	$0	$3,555,577
Related Allowance for Loan Losses	$0	$0	$0	$0	$0	$0	$0	$0
Average Recorded Investment	$1,565,198	$1,260,514	$94,382	$311,022	$0	$0	$0	$3,231,116
Interest Income recognized	$0	$8,518	$0	$0	$0	$0	$0	$8,518

Impaired Loans

As of and for the Year Ended December 31, 2010

	Construction	1-4 Family Residential	Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Total
Loans With A Valuation Allowance:
Unpaid Principal Balance	$0	$0	$0	$0	$0	$0	$0	$0
Related Allowance for Loan Losses	0	0	0	0	0	0	0	0
Average Recorded Investment	0	0	0	0	0	0	0	0
Interest Income recognized	0	0	0	0	0	0	0	0

Loans Without a Valuation Allowance:
Unpaid Principal Balance	$577,650	$1,630,986	$0	$545,484	$0	$0	$0	$2,754,120
Related Allowance for Loan Losses	$0	$0	$0	$0	$0	$0	$0	$0
Average Recorded Investment	$577,650	$1,641,905	$0	$678,302	$0	$0	$0	$2,897,857
Interest Income recognized	$37,547	$102,774	$0	$14,708	$0	$0	$0	$155,029

Totals:
Unpaid Principal Balance	$577,650	$1,630,986	$0	$545,484	$0	$0	$0	$2,754,120
Related Allowance for Loan Losses	$0	$0	$0	$0	$0	$0	$0	$0
Average Recorded Investment	$577,650	$1,641,905	$0	$678,302	$0	$0	$0	$2,897,857
Interest Income recognized	$37,547	$102,774	$0	$14,708	$0	$0	$0	$155,029

4.	EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to stock form, the Company established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 126,960 shares or 8% of the Common Stock issued in the offering. The shares were acquired at a price of $10.00 per share.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the six months ended June 30, 2011 and 2010.

A summary of ESOP shares at June 30, 2011 is as follows:

Shares committed for release	—
Unearned shares	126,960
Total ESOP shares	126,960
Fair Value of unearned shares	1,261,982

5.	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Association and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).

As of June 30, 2011 and December 31, 2010 (the most recent notification from the OTS), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Bank’s capital position:

	Actual		For Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of June 30, 2011
Total Risk-Based Capital (to Risk-Weighted Assets)	$24,713	27.51%	$7,187	8.0%
Tier I Capital (to Risk-Weighted Assets)	$23,590	26.26%	$3,593	4.0%
Tier I Capital (to Adjusted Total Assets)	$23,590	13.15%	$5,382	3.0%
Tangible Capital (to Adjusted Total Assets)	$23,590	13.15%	$2,691	1.5%
As of December 31, 2010
Total Risk-Based Capital (to Risk-Weighted Assets)	$17,282	19.03%	$7,265	8.0%
Tier I Capital (to Risk-Weighted Assets)	$16,147	17.78%	$3,633	4.0%
Tier I Capital (to Adjusted Total Assets)	$16,147	9.51%	$5,094	3.0%
Tangible Capital (to Adjusted Total Assets)	$16,147	9.51%	$2,547	1.5%

The following table provides a reconciliation of total equity per the consolidated financial statements to capital amounts reflected in the above table:

	June 30, 2011	December 31, 2010
Total Equity	$29,965	$15,987
Adjustment for accumulated other comprehensive (income) loss	(180)	160
Adjustment for parent company equity	(6,195)	0

Tangible, Tier 1 and Core Capital	23,590	16,147
Allowable allowance for loan losses (1.25% of total risk- weighted assets)	1,123	1,135

Total risk-based capital	$24,713	$17,282

6.	FAIR VALUE MEASUREMENTS

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

The following table presents the Bank’s assets measured at fair value on a recurring basis:

	Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes	$1,039,020	$0	$1,039,020	$0
Obligations of U.S. Government agencies	14,167,046	$0	14,167,046	$0
FNMA	13,175,600	$0	13,175,600	$0
GNMA	3,051,131	$0	3,051,131	$0
FHLMC	3,347,954	$0	3,347,954	$0
Private label CMO	673,815	$0	673,815	$0

	$35,454,566	$0	$35,454,566	$0

Total assets measured at fair value	$35,454,566	$0	$35,454,566	$0

	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes	$1,006,280	$0	$1,006,280	$0
Obligations of U.S. Government agencies	8,285,000	0	8,285,000	0
FNMA	6,743,108	0	6,743,108	0
GNMA	102,271	0	102,271	0
FHLMC	4,403,042	0	4,403,042	0
Private label CMO	826,045	0	826,045	0

	$21,365,746	$0	$21,365,746	$0

Total assets measured at fair value	$21,365,746	$0	$21,365,746	$0

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

Financial Instruments Measured on a Nonrecurring Basis

The Bank may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at June 30, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
One-to-four family	$1,584,975	$0	$1,584,975	$0
Lines of Credit	94,382	0	94,382	0
Commercial	0	0	0	0
Residential Construction	1,565,198	0	1,565,198	0
Land	311,022	0	311,022	0

	$3,555,577	$0	$3,555,577	$0

Other real estate owned	$1,112,847	$0	$1,112,847	$0

	Fair Value at December 31, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
One-to-four family	$1,630,986	$0	$1,630,986	$0
Lines of Credit	0	0	0	0
Commercial	0	0	0	0
Residential Construction	577,650	0	577,650	0
Land	545,484	0	545,484	0

	$2,754,120	$0	$2,754,120	$0

Other real estate owned	$2,015,909	$0	$2,015,909	$0

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

In June, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and will require retrospective application for all periods presented.

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

General

Fraternity Community Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on October 12, 2010 by Fraternity Federal Savings and Loan Association (the “Bank”) to be its holding company following the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on March 31, 2011 and also on that date, the Company completed its public stock offering and issued 1,587,000 shares of its common stock for aggregate proceeds of $15,870,000, and net proceeds of approximately $14,965,400. The Company’s business is the ownership of the outstanding capital stock of the Bank. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank with payment of appropriate rental fees as required by applicable law and regulations, under the terms of an expense allocation agreement between the Company and the Bank.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Assets. At June 30, 2011, total assets increased by $9.9 million to $179.6 million at June 30, 2011 from $169.7 million at December 31, 2010. The increase in assets for the six months ended June 30, 2011 was primarily due to the proceeds from the Conversion mentioned above. Available for sale investment securities increased by $14.1 million, and loans receivable, net decreased by $1.0 million, as many loan customers took advantage of low long-term mortgage rates and refinanced their mortgage loans. One- to four-family loans decreased to $85.9 million at June 30, 2011 from $86.1 million at December 31, 2010; residential construction loans increased to $6.1 million at June 30, 2011 from $5.8 million at December 31, 2010; and lines of credit, all of which are secured by one- to four-family residential properties, totaled $10.6 million at June 30, 2011 compared to $12.7 million at December 31, 2010.

Cash and cash equivalents decreased by $1.7 million from $25.9 million at December 31, 2010, to $24.2 million at June 30, 2011.

At June 30, 2011, we had $35.5 million of securities available-for-sale compared to $21.4 million at December 31, 2010. The increase was due to investing of excess liquidity.

Borrowings decreased from $22.6 million at December 31, 2010 to $22.5 million at June 30, 2011.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Overview. We had net income of $23,600 for the three months ended June 30, 2011, as compared to a net loss of $546,600 for the three months ended June 30, 2010. The increase in net income between the periods was primarily due to a decline in our provision for loan losses of $864,200. This was partially offset by a decrease in benefit for income taxes of $343,700. Noninterest income decreased by $17,400, or 14.4% from $121,300 for the three months ended June 30, 2010 to $103,900 for the three months ended June 30, 2011. Noninterest expense decreased by $77,700 or 7.2% from $1,074,000 for the three months ended June 30, 2010 to $996,300 for the three months ended June 30, 2011.

Net Interest Income. Net interest income decreased by $10,600, or 1.2%, from $914,000 for the three months ended June 30, 2010 to $903,400 for the three months ended June 30, 2011. Net interest spread decreased 27 basis points for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, from 2.04% to 1.77%. The decrease in net interest income is primarily attributable to a decrease in loans receivable as borrowers continued to refinance higher coupon loans to lower rates and these funds being reinvested in shorter term, lower yielding assets.

Interest on loans receivable, net decreased by $178,300, or 10.8%, from $1.6 million for the three months ended June 30, 2010 to $1.5 million for the three months ended June 30, 2011, due to a $11.1 million, or 9.2%, decrease in the average balance of loans and a 9 basis point decrease in the average yield. The decrease in the average balance of loans reflects the current low loan demand. The decrease in the average yield on loans was attributable to market rates remaining at a low level.

Interest on investment securities available-for-sale increased by $54,171 or 26.0%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, as a $13.4 million, or 62.6%, increase in the average balance of investment securities available-for-sale more than offset an 87 basis point decrease in the average yield.

Interest on cash and cash equivalents remained low by historical standards during the three months ended June 30, 2011 and 2010 due to the historically low prevailing market rates during those periods.

During the three months ended June 30, 2011, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $120,600, or 17.4%, from $691,700 for the three months ended June 30, 2010, to $571,100 for the three months ended June 30, 2011, as a result of a 39 basis point decrease in the average cost of time deposits and a $3.3 million, or 3.2%, decrease in the average balance of time deposits. Interest on brokered deposits remained stable at $25,000 for the three months ended June 30, 2011 and 2010, as both the average balance of, and average rate paid on, brokered deposits remained stable. Interest on NOW and money market accounts remained stable during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, even with a 8.0% increase in the average balance of NOW and money market accounts. Interest on passbook accounts increased by $5,900, or 33.9%, from $17,400 for the three months ended June 30, 2010 to $23,300 for the three months ended June 30, 2011, due primarily to an increase in the average balance of these accounts. The average balance of passbook accounts increased during the three months ended June 30, 2011, from $12.7 million as of June 30, 2010 to $17.0 million as of June 30, 2011. The average rate paid on passbook accounts remained stable during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank of Atlanta advances, decreased by $1,900, or ..85%, for three months ended June 30, 2011 as compared to the three months ended June 30, 2010, as a $278,000 decrease in the average balance of other interest-bearing liabilities more than offset a 2 basis point increase in the average cost of other interest-bearing liabilities. At June 30, 2011, we had $22.5 million of Federal Home Loan Bank of Atlanta advances compared to $22.6 in advances as of December 31, 2010.

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

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Cash and cash equivalents	$26,460,067	$6,272	.09%	$17,328,403	$3,745	.09%
Loans receivable net (2)	109,062,473	1,465,568	5.38	120,119,948	1,643,880	5.47
Investment securities available-for-sale (1)	34,863,167	262,156	3.01	21,446,586	207,985	3.88
Other interest-earning assets	2,228,075	15,389	2.76	2,277,218	20,207	3.55

Total interest-earning assets	172,613,782	1,749,385	4.05	161,172,155	1,875,817	4.66

Noninterest-earning assets	8,344,481			6,705,385

Total assets	180,958,263			167,877,540

Liabilities and equity:
Time deposits	100,990,765	571,098	2.26	104,290,514	691,699	2.65
NOW and money market	5,322,669	3,301	.25	4,930,552	3,066	.25
Passbook	17,012,859	23,347	.55	12,660,500	17,434	.55
Brokered deposits	2,335,828	25,085	4.30	2,284,747	24,523	4.29
Federal Home Loan Bank advances	22,500,000	223,140	3.97	22,777,778	225,049	3.95

Total interest-bearing liabilities	148,162,121	845,971	2.28	146,944,091	961,771	2.62

Noninterest-bearing liabilities	2,863,043			4,071,872

Total liabilities	151,025,164			151,015,963
Total equity	29,933,099			16,861,577

Total liabilities and equity	$180,958,263			$167,877,540

Net interest income		$903,414			$914,046

Interest rate spread			1.77%			2.04%

Net interest margin			2.09%			2.27%

Ratio of average interest-earning assets to average interest-bearing liabilities			116.50%			109.68%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Loans placed on non-accrual status are included in average assets.

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

Our provision for loan losses was $458 for the three months ended June 30, 2011 compared to $864,700 for the three months ended June 30, 2010. At June 30, 2011, the allowance for loan losses was $1.25 million, or 1.1%, of the total loan portfolio compared to $1.3 million, or 1.2% of the total loan portfolio, at December 31, 2010.

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

Nonaccrual loans amounted to $3.3 million at June 30, 2011 compared to $663,000 at December 31, 2010. Net loan charge-offs amounted to $35,500 during the three months ended June 30, 2011, compared to $330,000 during the three months ended June 30, 2010. As of June 30, 2011, nonaccrual loans included a $1.6 million speculative construction loan on a residential property where the builder has declared bankruptcy, a $194,000 lot loan to the same builder, three troubled debt restructured loans totaling $1.2 million that have defaulted, two home equity lines of credit totaling $94,000, a lot loan totaling $117,000 and a 1-4 family residential loan for $109,000.

Noninterest Income. Total noninterest income decreased by $17,400, or 14.4%, from $121,300 for the three months ended June 30, 2010 compared to $103,900 for the three months ended June 30, 2011. The decrease was primarily due to the absence in the 2011 quarter of any gain on sale of loans.

Noninterest Expenses. Total noninterest expenses decreased by $ 77,600, or 7.2%, from $1,073,900 for the three months ended June 30, 2010 to $996,300 for the three months ended June 30, 2011. The decrease primarily was attributable to decreases of $44,400, or 7.8%, and $46,300, or 18.4%, in salaries and employee benefits, and general and administrative expenses respectively.

Income Tax Expense. We had an income tax benefit of $13,000 during the three months ended June 30, 2011, due to our incurring a net loss during that period. For the three months ended June 30, 2010, we had an income tax benefit of $356,700.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Overview. We had a net loss of $57,100 for the six months ended June 30, 2011, as compared to a net loss of $411,200 for the six months ended June 30, 2010. The decrease in net loss between the periods was primarily due to a decline in our provision for loan losses of $804,200. This was partially offset by a decrease in benefit from income taxes of $223,300. Noninterest income decreased by $152,000, or 48.9% from $310,900 for the six months ended June 30, 2010 to $159,000 for the six months ended June 30, 2011. Noninterest expense decreased by $128,900 or 6.2% from $2,065,400 for the six months ended June 30, 2010 to $1,936,500 for the six months ended June 30, 2011.

Net Interest Income. Net interest income decreased by $203,700, or 10.8%, from $1,890,700 for the six months ended June 30, 2010 to $1,687,000 for the six months ended June 30, 2011. Net interest spread decreased 37 basis points for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, from 2.11% to 1.74%. The decrease in net interest income is primarily attributable to a decrease in loans receivable as borrowers continued to refinance higher coupon loans to lower rates and these funds being reinvested in shorter term, lower yielding assets.

Interest on loans receivable, net decreased by $427,600, or 12.7%, from $3.4 million for the six months ended June 30, 2010 to $2.9 million for the six months ended June 30, 2011, due to a $10.6 million, or 8.8% decrease in the average balance of loans and a 24 basis point decrease in the average yield. The decrease in the average balance of loans reflects the current low loan demand. The decrease in the average yield on loans was attributable to market rates remaining at a low level.

Interest on investment securities available-for-sale decreased by $2,600, or .57%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, as an $8.8 million, or 37.0%, increase in the average balance of investment securities available-for-sale was mostly offset by a 105 basis point decrease in the average yield.

Interest on cash and cash equivalents remained low by historical standards during the six months ended June 30, 2011 and 2010 due to the historically low prevailing market rates during those periods.

During the six months ended June 30, 2011, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $231,400, or 16.3%, from $1,419,700 for the six months ended June 30, 2010, to $1,188,300 for the six months ended June 30, 2011, as a result of a 42 basis point decrease in the average cost of time deposits and a $1.1 million, or 1.1%, decrease in the average balance of time deposits. Interest on brokered deposits remained stable at $49,500 for the six months ended June 30, 2011 and 2010, as both the average balance of, and average rate paid on, brokered deposits remained stable. Interest on NOW and money market accounts remained stable during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, even with a 6.7% increase in the average balance of NOW and money market accounts. Interest on passbook accounts increased by $12,500, or 36.6%, from $34,200 for the six months ended June 30, 2010 to $46,800 for the six months ended June 30, 2011, due primarily to an increase in the average balance of these accounts. The average balance of passbook accounts increased during the six months ended June 30, 2011, from $12.5 million as of June 30, 2010 to $16.3 million as of June 30, 2011.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank of Atlanta advances, decreased by $4,300, or .96%, for six months ended June 30, 2011 as compared to the six months ended June 30, 2010, as a $2.0 million decrease in the average balance of other interest-bearing liabilities more than offset a 28 basis point increase in the average cost of other interest-bearing liabilities. At June 30, 2011, we had $22.5 million of Federal Home Loan Bank of Atlanta advances compared to $22.6 in advances as of December 31, 2010.

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

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Cash and cash equivalents	$24,123,452	$9,969	.08%	$15,900,587	$4,895	.06%
Loans receivable net (2)	109,244,656	2,927,975	5.36	119,821,979	3,355,587	5.60
Investment securities available-for-sale (1)	32,716,854	453,844	2.77	23,877,056	456,452	3.82
Other interest-earning assets	2,242,375	30,354	2.71	2,317,023	31,263	2.70

Total interest-earning assets	168,327,337	3,422,142	4.07	161,916,645	3,848,197	4.75

Noninterest-earning assets	8,970,112			6,737,940

Total assets	177,297,449			168,654,585

Liabilities and equity:
Time deposits	102,956,074	1,188,242	2.31	104,085,644	1,419,679	2.73
NOW and money market	5,156,462	6,360	.25	4,833,988	5,982	.25
Passbook	16,252,267	46,796	.58	12,500,987	34,247	.55
Brokered deposits	2,331,412	49,724	4.27	2,308,854	49,287	4.27
Federal Home Loan Bank advances	22,513,889	444,016	3.94	24,486,111	448,305	3.66

Total interest-bearing liabilities	149,210,104	1,735,138	2.33	148,215,584	1,957,500	2.64

Noninterest-bearing liabilities	2,811,880			3,460,461

Total liabilities	152,021,984			151,676,045
Total equity	25,275,465			16,978,540

Total liabilities and equity	$177,297,449			$168,654,585

Net interest income		$1,687,004			$1,890,697

Interest rate spread			1.74%			2.11%

Net interest margin			2.00%			2.34%

Ratio of average interest-earning assets to average interest-bearing liabilities			112.81%			109.24%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Loans placed on non-accrual status are included in average assets.

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

Our provision for loan losses was $60,500 for the six months ended June 30, 2011 compared to $864,700 for the six months ended June 30, 2010. At June 30, 2011, the allowance for loan losses was $1.25 million, or 1.1%, of the total loan portfolio compared to $1.3 million, or 1.2% of the total loan portfolio, at December 31, 2010.

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

Nonaccrual loans amounted to $3.3 million at June 30, 2011 compared to $663,000 at December 31, 2010. Net loan charge-offs amounted to $110,500 during the six months ended June 30, 2011, compared to $336,800 during the six months ended June 30, 2010. As of June 30, 2011, nonaccrual loans included a $1.6 million speculative construction loan on a residential property where the builder has declared bankruptcy, a $194,000 lot loan to the same builder, three troubled debt restructured loans totaling $1.2 million that have defaulted, two home equity lines of credit totaling $94,000, a lot loan totaling $117,000 and a 1-4 family residential loan for $109,000.

Noninterest Income. Total noninterest income decreased by $152,000, or 48.9%, from $310,900 for the six months ended June 30, 2010 compared to $158,900 for the six months ended June 30, 2011. The decrease was primarily due to a decrease in gain on sale of investments of $102,800. For the six months ended June 30, 2011 we realized a gain on sale of investments of $47,700 as compared to a gain of $150,500 during the six months ended June 30, 2010.

Noninterest Expenses. Total noninterest expenses decreased by $ 128,900, or 6.2%, from $2,065,400 for the six months ended June 30, 2010 to $1,936,500 for the six months ended June 30, 2011. The decrease primarily was attributable to decreases of $103,100, or 9.1%, and $34,800, or 8.4%, in salaries and employee benefits, and general and administrative expenses respectively.

Income Tax Expense. We had an income tax benefit of $93,900 during the six months ended June 30, 2011, due to our incurring a net loss during that period. For the six months ended June 30, 2010, we had an income tax benefit of $317,200.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $24.2 million. Securities classified as available-for-sale, amounting to $35.5 million at June 30, 2011, provide an additional sources of liquidity. In addition, at June 30, 2011, we had the ability to borrow a total of approximately $28.4 million from the Federal Home Loan Bank of Atlanta and had $22.5 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3 million line of credit with another bank, on which we had no outstanding balance at June 30, 2011.

At June 30, 2011, we had $1.8 million in commitments to extend credit outstanding. Certificates of deposit due within one year of June 30, 2011 totaled $46.9 million, or 47.2%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For the three months and six months ended June 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At
	June 30, 2011	December 31, 2010
Nonaccrual loans:
Real estate loans:
One-to four-family	$1,317,878	$117,101
Lines of credit	94,382	0
Commercial	0	0
Residential construction	1,565,198	0
Land	311,022	545,484
Commercial	0	0
Consumer	0	0

Total	3,288,480	$662,585

Accruing loans past due 90 days or more:
Real estate loans:
One-to four-family	0	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total	$0	$0

Total of nonaccrual loans and accruing loans 90 days or more past due	$3,288,480	$662,585
Assets acquired through foreclosure	1,112,847	2,015,909

Total nonperforming assets	$4,401,327	$2,678,494

Troubled debt restructurings	$1,475,899	$2,091,535

Troubled debt restructurings included in non-accrual loans	$(1,208,802)	$0

Troubled debt restructurings and total nonperforming assets	$4,668,424	$4,770,029

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	2.97%	0.59%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	1.83%	0.39%

Total nonperforming assets to total assets	2.45%	1.58%

As of June 30, 2011, nonaccrual loans included a $1.6 million speculative construction loan on a residential property where the builder has declared bankruptcy, a $194,000 lot loan to the same builder, three troubled debt restructured loans totaling $1.2 million that have defaulted, two home equity lines of credit totaling $94,000, a lot loan totaling $117,000 and a 1-4 family residential loan for $109,000.

As of June 30, 2011, assets acquired through foreclosure include a residential property that was previously a speculative construction loan with a current book value of $804,349 and a residential 1-4 family residential property with a current book value of $308,498. During the three month period ended June 30, 2011 we settled on a $1.2 million property that was included in assets acquired through foreclosure at March 31, 2011. We incurred no further loss on that property.

For further information on our methodology for establishing specific valuation allowances, see “—Analysis and Determination of the Allowance for Loan Losses — Specific Valuation Allowance.”

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. We do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At June 30, 2011 and December 31, 2010, we had $1.5 million and $2.1 million, respectively, in modified loans, which are also referred to as troubled debt restructurings. At June 30, 2011, troubled debt restructured loans included four owner-occupied one-to four-family loans aggregating $1.5 million.

Our four owner-occupied one- to four-family troubled debt restructured loans had outstanding balances of $267,000, $265,000, $437,000 and $507,200 at June 30, 2011. The borrower on the loan with an outstanding balance of $267,000 was having temporary financial difficulty, and we agreed to modify the loan to allow the borrower to make interest only payments for a period of seven months. No principal or interest was forgiven and no change in the interest rate was made. At the end of that period, the loan was re-amortized to pay off the loan by the original maturity date. This loan has never been nonaccrual. The interest for the three months ended June 30, 2011 on this loan was $2,520, all of which was recognized as income. The borrower has complied with the repayment terms.

The borrower on the $265,000 loan was having temporary financial difficulty, and we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment plan. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $4,000 until the loan was paid off. No principal or interest was forgiven and no change in the interest rate was made. This loan was never in nonaccrual status during 2010. During 2011 the borrower has had difficulty making his payment. As of June 30, 2011 the loan was 90 days delinquent, and we have started foreclosure proceedings. This loan has been placed on nonaccrual status.

The borrower on the $437,000 loan was having temporary financial difficulty, and we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment arrangement. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $16,000 until the loan was paid off. No principal or interest was forgiven and no change in the interest rate was made. During 2011 the borrower has had difficulty making his payment. As of June 30, 2011 the loan was greater than 90 days delinquent, and we have started foreclosure proceedings. This loan has been placed on nonaccrual status.

The borrower on the $507,200 loan was having temporary difficulty, and we agreed to modify the loan by allowing a temporary payment plan. At a later date, we agreed to defer the payment of the then accrued interest of $10,000 until the loan is paid off. No principal or interest was forgiven and no change in the interest rate was made. During 2011 the borrower has had difficulty making his payment. As of June 30, 2011 the loan was greater than 90 days delinquent, and we have started foreclosure proceedings. This loan has been placed on nonaccrual status. This loan previously had a balance of $541,900. During the second quarter of 2011 management performed an evaluation and determined to charge off $34,700 of this loan.

If a loan is in nonaccrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six payments under the restructured terms, unless we have adequate collateral valuations or other analysis to support maintaining the loan on accrual status.

All of the above loans were classified as impaired and measured for loss in accordance with Accounting Standards Codification 310-10-35. All of these loans were measured using the present value of discounted cash flows method or the fair value of collateral method. The discount rate used was the original note rate, which in each of these instances is equal to the modified terms rate. The other significant assumptions used in our discounted cash flow model to determine the fair value of the loans were the schedule of cash flows produced under the modified terms. It should be noted that in all cases, we did not forgive principal or interest or reduce the interest rate from the original note rate.

Interest income that would have been recorded for the three month period ended June 30, 2011 had nonaccrual loans been current according to their original terms, amounted to approximately $52,300. Interest income that would have been recorded for the six month period ended June 30, 2011 had nonaccrual loans been current according to their original terms, amounted to approximately $102,200.

At June 30, 2011, we had $1.1 million of other real estate owned. As of June 30, 2011, other real estate owned include a residential property that was previously a speculative construction loan with a current book value of $804,349 and a residential 1-4 family residential property with a current book value of $308,498. During the three month period ended June 30, 2011 we settled on a $1.2 million property that was included in other real estate owned at March 31, 2011. We incurred no further loss on that property.

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

	At
	June 30, 2011			December 31, 2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to four-family	$562,939	45.04%	77.59%	$536,549	41.27%	77.06%
Lines of credit	167,018	13.36	9.61	407,352	31.33	11.40
Commercial	98,856	7.91	4.74	70,473	5.42	3.56
Residential construction	95,216	7.62	5.55	80,789	6.21	5.16
Land	182,480	14.60	2.11	173,024	13.31	2.76
Consumer	3,222	.26	.04	8,259	.64	.04
Commercial	0	0	.36	0	0	.02
Unallocated	140,269	11.21	0	23,554	1.82	0

Total	$1,250,000	100.00%	100.00%	$1,300,000	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2011	2010
Allowance for loan losses at beginning of period	$1,300,000	$276,621
Charge-offs:
Real estate loans:
One-to four-family	36,474	6,785
Lines of credit	0	207,126
Commercial	0	0
Residential construction	0	112,500
Land	75,718	11,250
Commercial	0	0
Consumer	0	0

Total charge-offs	112,192	337,661

Recoveries	1,676	821

Net charge-offs	110,516	336,840
Provision for loan losses	60,516	864,719

Allowance at end of period	$1,250,000	$804,500
Allowance for loan losses to total loans at the end of the period	1.13%	.67%

Net charge-offs to average loans outstanding during the period	.10%	.28%

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

We have classified as impaired, loans that are 90 days or more delinquent, nonaccrual loans, or a troubled debt restructuring. The amount of impaired loans was $3,555,577 as of June 30, 2011.

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

During the six months ended June 30, 2011, we had charge-offs totaling $112,192. Of this amount, $68,484 related to a residential lot loan , $7,234 was attributable to a speculative residential lot loan that was sold at foreclosure and settled in the first three months of 2011, $34,700 was attributable to a residential 1-4 family loan that is a troubled debt restructuring, and $1,774 was attributable to two residential 1-4 family loan participations that the servicer sold at foreclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

31.0	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certifications

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRATERNITY COMMUNITY BANCORP, INC.

August 12, 2011	By:	/S/ THOMAS K. STERNER
Thomas K. Sterner
Chairman of the Board, Chief Executive Officer
and Chief Financial Officer