Form 10-Q
period 2011-09-30
Fraternity Community Bancorp Inc
filed 2011-11-14
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

As of November 14, 2011, the registrant had 1,587,000 shares of common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$996,951	$4,489,851
Interest-bearing deposits in other banks	23,402,558	21,391,980

Total cash and cash equivalents	24,399,509	25,881,831

Investment securities:
Available-for-sale - at fair value	28,046,631	21,365,746
Held-to-maturity - at amortized cost (fair value approximates $8,191,309 and $ 0, respectively)	8,017,170	0
Loans - net of allowance for loan losses of $1,250,000 and $1,300,000 respectively	109,016,154	110,492,054
Other real estate owned	0	2,015,909
Property and equipment, net	751,795	755,703
Federal Home Loan Bank stock - at cost - restricted	1,329,900	1,395,700
Ground rents - net of valuation allowance	860,996	860,996
Accrued interest receivable	672,784	585,056
Investment in bank-owned life insurance	4,308,722	4,174,397
Deferred income taxes	476,082	692,606
Other assets	907,021	1,439,479

TOTAL ASSETS	$178,786,764	$169,659,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$124,759,989	$129,994,645
Advances from the Federal Home Loan Bank	22,500,000	22,583,333
Advances by borrowers for taxes and insurance	959,385	663,346
Other liabilities	524,690	431,578

Total liabilities	148,744,064	153,672,902

Commitments and contingencies	0	0

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,587,000 shares at September 30, 2011	15,870	0
Additional paid in capital	14,950,598	0
Retained earnings - substantially restricted	16,082,563	16,146,785
Unearned ESOP shares	(1,190,250)	0
Accumulated other comprehensive income (loss)	183,919	(160,210)

Total stockholders’ equity	30,042,700	15,986,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,786,764	$169,659,477

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$1,441,513	$1,636,783	$4,367,016	$4,989,368
Other loans	1,189	1,558	3,661	4,560
Interest and dividends on investments and bank deposits	275,687	172,339	745,120	636,583
Income from ground rents owned	9,849	11,771	34,583	40,137

Total interest income	1,728,238	1,822,451	5,150,380	5,670,648

INTEREST EXPENSE:
Interest on deposits	575,278	730,365	1,866,400	2,239,560
Interest on borrowings	225,592	226,945	669,608	675,250

Total interest expense	800,870	957,310	2,536,008	2,914,810

NET INTEREST INCOME	927,368	865,141	2,614,372	2,755,838

PROVISION FOR LOAN LOSSES	6,445	299,620	66,961	1,164,339

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	920,923	565,521	2,547,411	1,591,499

NON-INTEREST INCOME:
Gain on sale of investments	60,020	27,261	107,714	177,722
Income on bank-owned life insurance	45,181	48,193	134,325	143,641
Gain on sale of loans	7,308	39,476	7,308	72,454
Gain on sale of other real estate owned	9,053	—	9,900	—
Other income	10,094	15,408	31,360	47,438

Total non-interest income	131,656	130,338	290,607	441,255

NON-INTEREST EXPENSES:
Salaries and employee benefits	650,482	547,744	1,684,738	1,685,066
Occupancy expenses	121,783	121,394	371,461	378,593
Advertising	16,510	13,539	37,370	40,411
Data processing expense	98,013	103,043	302,277	286,804
Directors fees	25,817	25,854	75,951	74,002
Other general and administrative expenses	175,155	176,114	552,414	588,190

Total non-interest expenses	1,087,760	987,688	3,024,211	3,053,066

LOSS BEFORE BENEFIT FOR INCOME TAXES	(35,181)	(291,829)	(186,193)	(1,020,312)

INCOME TAX BENEFIT	(28,030)	(131,316)	(121,971)	(448,553)

NET LOSS	$(7,151)	$(160,513)	$(64,222)	$(571,759)

LOSS PER SHARE - BASIC	$(0.01)	N/A	$(0.04)	N/A

LOSS PER SHARE - DILUTED	$(0.01)	N/A	$(0.04)	N/A

See accompanying notes.

Fraternity Community Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Common Stock	Addtl Pd In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity

Balance, December 31, 2009	$0	$0	$17,003,434	$0	$(11,668)	$16,991,766

Comprehensive Income/(Loss):
Net Loss	0	0	(571,759)	0	0	(571,759)

Unrealized gains arising during the period, net of taxes of $88,084	0	0	0	0	132,126	132,126
Reclassification adjustment for realized gains, net of taxes of $71,089	0	0	0	0	(106,633)	(106,633)

Net Other Comprehensive Income	0	0	0	0	25,493	25,493

Total Comprehensive Income/(Loss)	0	0	0	0	0	(546,266)

Balance, September 30, 2010	$0	$0	$16,431,675	$0	$13,825	$16,445,500

Balance, December 31, 2010	$0	$0	$16,146,785	$0	$(160,210)	$15,986,575

Comprehensive Income/(Loss):
Net Loss	0	0	(64,222)	0	0	(64,222)

Change in unrealized gain on available for sale securities, net of tax effect of $272,505	0	0	0	0	408,757	408,757
Reclassification adjustment for realized gains, net of taxes of $43,086	0	0	0	0	(64,628)	(64,628)

Net Other Comprehensive Income	0	0	0	0	344,129	344,129

Total Comprehensive Income	0	0	0	0	0	279,907

Acquisition of unearned ESOP shares	0	0	0	(1,269,600)	0	(1,269,600)

ESOP shares released	0	(2,142)	0	79,350	0	77,208

Issuance of Common Stock	15,870	14,952,740	0	0	0	14,968,610

Balance, September 30, 2011	$15,870	$14,950,598	$16,082,563	$(1,190,250)	$183,919	$30,042,700

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,222)	$(571,759)
Adjustments to reconcile net loss provided by operating activities:
Depreciation	64,822	87,485
Gain on sale of available-for-sale securities	(107,714)	(177,722)
Gain on sale of loans	(7,308)	(72,454)
Gain on sale of other real estate owned	(9,900)	0
Origination of loans sold	(607,500)	(5,063,500)
Proceeds from loans sold	614,808	5,135,954
Amortization/accretion of premium/discount	205,611	83,300
Increase in value of bank-owned life insurance	(134,325)	(143,640)
Increase in value of other real estate owned	(302,129)	0
Acquisition of ESOP shares	77,208	0
Provision for loan losses	66,961	1,164,339
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	444,730	1,877
Other liabilities	93,112	338,997

Net cash provided by operating activities	334,154	782,877

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	1,408,939	2,435,318
Acquisition of property and equipment	(60,914)	(57,030)
Purchase of:
Investment securities available-for-sale	(24,525,876)	(16,158,642)
Investment securities held-to-maturity	(8,031,518)	0
Federal Home Loan Bank stock	0	(208,700)
Proceeds from:
Sales and maturities on investment securities available-for-sale	14,644,438	25,130,600
Principal paydowns on investment securities available-for-sale	3,671,718	1,756,664
Principal paydowns on investment securities held-to-maturity	5,939	0
Sale of other real estate owned	2,327,938	0
Sale of Federal Home Loan Bank stock	65,800	112,100

Net cash (used in) provided by investing activities	(10,493,536)	13,010,310

Fraternity Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

For the nine months ended September 30, 2011 and 2010

	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(5,234,656)	44,421
Borrowings from the Federal Home Loan Bank	0	5,000,000
Repayments of Federal Home Loan Bank borrowings	(83,333)	(5,250,000)
Issuance of Common Stock	13,699,010	0
Increase in advances by borrowers for taxes and insurance	296,039	195,635

Net cash provided by (used in) financing activities	8,677,060	(9,944)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,482,322)	13,783,243

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	25,881,831	13,907,553

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,399,509	$27,690,796

Cash paid for interest	$2,536,078	$2,931,297

Cash paid for taxes	$0	$0

Transfer of loans to other real estate owned	$0	$871,048

On March 31, 2011, the Company loaned $1,269,600 to the Employee Stock Ownership Plan, which was used to purchase 126,960 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS

ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Fraternity Community Bancorp, Inc. (the “Company”) was incorporated on October 12, 2010 to serve as the holding company for Fraternity Federal Savings & Loan Association (the “Bank”), a federally chartered savings bank. On March 31, 2011, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 1,587,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $14,968,600, net of offering expenses of approximately $901,400. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 126,960 shares of common stock sold in the offering. Accordingly, the reported results for the nine months ended September 30, 2010 related solely to the operations of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Earnings per Common Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. Weighted average shares excludes unallocated ESOP shares. The Company has no dilutive potential common shares for the three or nine months periods ended September 30, 2011. Because the mutual to stock conversion was not completed until March 31, 2011, the earnings per share data is not presented for the three and nine month periods ended September 30, 2010.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Net Loss	$(7,151)	$(64,222)

Weighted average common shares outstanding	1,462,685	1,460,922

Earnings per share, basic	$(.01)	$(.04)

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	September 30, 2011 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank notes	$994,737	$26,603	$0	$1,021,340
Obligations of U.S. Government agencies	10,195,224	118,198	0	10,313,422
Mortgage-backed securities:
FNMA	8,673,650	137,732	186	8,811,196
GNMA	4,589,853	39,169	0	4,629,022
FHLMC	2,638,332	14,868	0	2,653,200
Private Label CMO	655,196	5,737	42,482	618,451

	$27,746,992	$342,307	$42,668	$28,046,631

	00000000000	00000000000	00000000000	00000000000
	September 30, 2011 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$552,967	$10,438	$0	$563,405
SBA Pools	2,500,647	26,202	0	2,526,849
Mortgage-backed securities:
FNMA	4,963,556	137,499	0	5,101,055

	$8,017,170	$174,139	$0	$8,191,309

	00000000000	00000000000	00000000000	00000000000
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank notes	$992,368	$13,912	$0	$1,006,280
Obligations of U.S. Government agencies	8,491,391	0	206,391	8,285,000
Mortgage-backed securities:
FNMA	6,764,443	27,512	48,847	6,743,108
GNMA	92,706	9,565	0	102,271
FHLMC	4,430,851	10,008	37,817	4,403,042
Private Label CMO	855,001	12,096	41,052	826,045

	$21,626,760	$73,093	$334,107	$21,365,746

Held-to-maturity:	$0	$0	$0	$0

The amortized cost and fair value of debt securities at September 30, 2011 and December 31, 2010 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	00000000000	00000000000
	September 30, 2011 Available-for-sale (unaudited)
	Amortized Cost	Fair Value

Due in one year through five years	$1,002,940	$1,029,397
Due in five years through ten years	10,191,901	10,351,432
Due after ten years	16,552,151	16,665,802

	$27,746,992	$28,046,631

	00000000000	00000000000
	September 30, 2011 Held-to-maturity (unaudited)
	Amortized Cost	Fair Value

Due in one year through five years	$1,334,476	$1,355,084
Due in five years through ten years	4,963,556	5,101,056
Due after ten years	1,719,138	1,735,169

	$8,017,170	$8,191,309

	December 31, 2010 Available-for-sale
	Amortized Cost	Fair Value

Due in one year through five years	$3,001,712	$2,969,140
Due in five years through ten years	5,313,088	5,249,294
Due after ten years	13,311,960	13,147,312

	$21,626,760	$21,365,746

The Bank recognized gains on sales of available-for-sale securities of $107,714 and $181,785 for the nine months ended September 30, 2011 and 2010, respectively. The Bank recognized gross losses on sales of available-for-sale securities of $0 and $4,063 for the nine months ended September 30, 2011 and 2010, respectively.

Securities with unrealized losses, segregated by length of impairment, as of September 30, 2011 and December 31, 2010 were as follows:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2011 (unaudited)
Available-for-sale:
Bank Notes	$0	$0	$0	$0	$0	$0
Obligation of U.S. Government Agencies	0	0	0	0	0	0
Mortgage-backed securities:
FNMA	1,462	40	8,057	146	9,519	186
GNMA	0	0	0	0	0	0
FHLMC	0	0	0	0	0	0
Private Label CMO	0	0	305,932	42,482	305,932	42,482

	$1,462	$40	$313,989	$42,628	$315,451	$42,668

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2010
Available-for-sale:
Bank Notes	$0	$0	$0	$0	$0	$0
Obligation of U.S. Government Agencies	8,285,000	206,391	0	0	8,285,000	206,391
Mortgage-backed securities:
FNMA	5,284,956	45,823	11,092	3,024	5,296,048	48,847
GNMA	0	0	0	0	0	0
FHLMC	3,534,420	37,817	0	0	3,534,420	37,817
Private Label CMO	0	0	388,721	41,052	388,721	41,052

	$17,104,376	$290,031	$399,813	$44,076	$17,504,189	$334,107

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

Furthermore, as of September 30, 2011, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Association’s consolidated income statement.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	September 30, 2011 (unaudited)	December 31, 2010

Real Estate Loans:
One-to-four family	$84,962,572	$86,112,695
Home Equity Lines of Credit	10,096,867	12,729,750
Commercial	7,258,045	3,969,015
Residential Construction	4,706,002	5,828,645
Land	2,792,689	3,085,127

Total Real Estate Loans	109,816,175	111,725,232

Consumer Loans	54,967	44,177
Commercial Loans	395,012	22,645

Total Loans	110,266,154	111,792,054

Less:
Allowance for loan losses	(1,250,000)	(1,300,000)

Total loans and allowance for loan losses	$109,016,154	$110,492,054

The balance of impaired loans was $3,716,197 and $2,754,120 as of September 30, 2011 and December 31, 2010, respectively.

Non-Performing/Past Due Loans - Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $3,450,772 at September 30, 2011 and $662,585 at December 31, 2010. Accruing loans past due more than 90 days totaled $ 0 at September 30, 2011 and December 31, 2010.

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our loan segments are residential construction, 1-4 family residential, land, commercial real estate, home equity lines of credit (“HELOC”), consumer and commercial.

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments. As of September 30, 2011 there are 5 loans totaling $1,565,300 classified as troubled debt restructurings. The following is a summary of our troubled debt restructurings as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (unaudited)	December 31, 2010

Residential Real Estate	$1,448,772	$1,513,885
Residential Construction	0	577,650
Land	116,500	0

Total	$1,565,272	$2,091,535

Our four owner-occupied one- to four-family residential troubled debt restructured loans had outstanding balances of $265,400, $260,000, $436,800 and $486,600 at September 30, 2011. Each of these borrowers was experiencing temporary financial difficulty. In each of these instances, there was no principal or interest forgiven nor was there a change in the interest rate. On the $265,400 loan we agreed to modify the loan to allow the borrower to make interest only payments for a period of seven months. At the end of that period, the loan was re-amortized to pay off the loan by the original maturity date. This loan has never been nonaccrual. The interest for the three months ended September 30, 2011 on this loan was $2,499, all of which was recognized as income. The borrower has complied with the repayment terms.

On the $260,000 loan we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment plan. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $4,000 until the loan was paid off. This loan was never in nonaccrual status during 2010. During 2011 the borrower has had difficulty making his payment. As of September 30, 2011 the loan was greater than 90 days delinquent, and we have started foreclosure proceedings. This loan has been placed on nonaccrual status. After receiving an updated appraisal in July 2011, we charged off $4,756 during the three months ended September 30, 2011.

On the $436,800 loan we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment arrangement. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $16,000 until the loan was paid off. During 2011 the borrower has had difficulty making his payment. As of September 30, 2011 the loan was greater than 90 days delinquent, and we have started foreclosure proceedings. This loan has been placed on nonaccrual status.

On the $486,600 loan we agreed to modify the loan by allowing a temporary payment plan. At a later date, we agreed to defer the payment of the then accrued interest of $10,000 until the loan is paid off. During 2011 the borrower has had difficulty making his payment. As of September 30, 2011 the loan was greater than 90 days delinquent, and we have started foreclosure proceedings. This loan has been placed on nonaccrual status. This loan previously had a balance of $541,900. During the second quarter of 2011 management performed an evaluation and determined to charge off $34,600 of this loan. After receiving an updated appraisal in September 2011, we charged off an additional $20,700 during the three months ended September 30, 2011.

During the three months ended September 30, 2011 we had one additional troubled debt restructuring. This was on a lot loan that is nonperforming totaling $116,500. We agreed to accept a short sale of $125,000 on this property, plus a promissory note for $30,000 to be repaid over a five year period without interest, however, as of September 30, 2011 no contract has been delivered. This loan was originally $185,500 when it became nonperforming. We had previously charged off $68,500 of that loan based on an updated appraisal in April 2011. The borrower has made one $500 payment under the restructured terms as of September 30, 2011 which has been applied to principal.

We monitor the performance of loans modified monthly. If a loan is in nonaccrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six payments under the restructured terms, unless we have adequate collateral valuations or other analysis to support maintaining the loan on accrual status.

All of the above loans were classified as impaired and measured for loss in accordance with ASC 310-10-35. All of these loans were measured using the present value of discounted cash flows method or the fair value of collateral method. If the loan was analyzed using the present value of discounted cash flows method, the discount rate used was the original note rate. The other significant assumptions used in our discounted cash flow model to determine the fair value of the loans were the schedule of cash flows produced under the modified terms.

Generally, interest on loans accrue and is credited to income based on the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

Interest income that would have been recorded for the three month period ended September 30, 2011 had nonaccrual loans been current according to their original terms, amounted to approximately $54,700. Interest income that would have been recorded for the nine month period ended September 30, 2011 had nonaccrual loans been current according to their original terms, amounted to approximately $158,900.

Management segregates its loan portfolio into portfolio segments which is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. These risk factors are periodically reviewed by management and revised as deemed appropriate. The Company’s loan portfolio is segregated into the following portfolio segments:

Residential Construction Loans. This portfolio includes construction loans to individuals and builders, primarily for the construction of residential properties. Construction financing generally involves greater risk than long-term financing on improved, owner-occupied real estate. Our portfolio consists of both construction/permanent loans to individuals for their principal residence as well as speculative construction loans to builders. Construction loans are underwritten on the basis of the estimated value of the property as completed. For our construction/permanent loans to individuals for their principal residence, repayment is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as employment levels. Repayment can also be impacted by changes in property values on residential properties. For our speculative construction loans to builders, repayment is primarily dependent on the cashflows of the builder and the success of the project. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long term financing.

One To Four Family Residential Loans. This portfolio segment consists of the origination of first mortgage loans and closed end home equity second mortgage loans secured by one to four family residential properties located in our market area. The Company offers both fixed and adjustable rate products on properties located in the Company’s primary market area. These loans are generally for terms of 15, 20 and 30 years amortized on a monthly basis. The Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as employment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Home Equity Lines of Credit. This portfolio segment consists primarily of open end, second mortgage loans secured by one to four family residential properties. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as employment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Land. This portfolio consists primarily of first mortgage loans on developed residential land. Land loans have a higher level of risk than loans for the purchase of existing homes since collateral values can only be estimated at the time the loan is approved.

Commercial Real Estate Loans. This portfolio segment consists primarily of loans secured by commercial real estate. Loans secured by commercial real estate generally may have larger balances and more risk of default than one to four family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

Consumer Loans. This portfolio segment includes small balance unsecured loans to individuals, automobile loans and deposit account loans. Consumer loans are generally originated at higher interest rates than residential mortgage loans because of their higher risk. Collections are highly dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. In the case where collateral may be present, repossessed collateral for a defaulted loan may not provide an adequate source of repayment as a result of damage, loss or depreciation.

Commercial Loans. This portfolio segment consists of unsecured lines of credit and closed end loans to business owners that have personal guarantees. These loans generally have higher interest rates and shorter terms than one to four family residential loans. These loans have a higher level of risk than one to four family residential loans. The increased risk is due to the increased difficulty of monitoring and higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

In accordance with new standards issued under the Disclosures of Credit Quality of Financing Receivables and the Allowance for Loan Losses, the following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses as of September 30, 2011 and December 31, 2010:

Credit Risk Analysis of Loans Receivable

As of September 30, 2011

(unaudited)

	Construction	1-4 Family Residential	Land	Commercial Real Estate	Home Equity Lines of Credit	Consumer	Commercial	Total

Pass	$3,140,804	$80,597,854	$2,482,167	$6,048,484	$9,638,671	$54,527	$395,012	$102,357,519
Special Mention	0	2,619,063	0	1,209,561	363,814	0	0	4,192,438
Substandard	1,565,198	1,745,655	310,522	0	94,382	440	0	3,716,197

Total	$4,706,002	$84,962,572	$2,792,689	$7,258,045	$10,096,867	$54,967	$395,012	$110,266,154

Credit risk profile based on payment activity:
Performing	$3,140,804	$83,482,342	$2,482,167	$7,258,045	$10,002,485	$54,527	$395,012	$106,815,382
Nonperforming	1,565,198	1,480,230	310,522	0	94,382	440	0	3,450,772

Total	$4,706,002	$84,962,572	$2,792,689	$7,258,045	$10,096,867	$54,967	$395,012	$110,266,154

Credit Risk Analysis of Loans Receivable

As of December 31, 2010

	Construction	1-4 Family Residential	Land	Commercial Real Estate	Home Equity Lines of Credit	Consumer	Commercial	Total

Pass	$3,590,645	$85,801,235	$2,530,748	$3,498,269	$12,729,750	$44,177	$22,645	$108,217,469
Special Mention	577,000	250,000	0	474,000	0	0	0	1,301,000
Substandard	1,611,000	117,101	545,484	0	0	0	0	2,273,585

Total	$5,778,645	$86,168,336	$3,076,232	$3,972,269	$12,729,750	$44,177	$22,645	$111,792,054

Credit risk profile based on payment activity:
Performing	$5,778,645	$86,051,235	$2,530,748	$3,972,269	$12,729,750	$44,177	$22,645	$111,129,469
Nonperforming	0	117,101	545,484	0	0	0	0	662,585

Total	$5,778,645	$86,168,336	$3,076,232	$3,972,269	$12,729,750	$44,177	$22,645	$111,792,054

Aged Analysis of Past Due Loans Receivable

As of September 30, 2011 (unaudited)

	Construction	1-4 Family Residential	Home Equity Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Total

30-59 Days Past Due	$0	$2,126,942	$90,192	$0	$0	$0	$0	$2,217,134
60-89 Days Past Due	0	398,821	0	0	0	0	0	398,821
Greater Than 90 Days Past Due	1,565,198	1,480,230	94,382	310,522	0	0	440	3,450,772

Total Past Due	1,565,198	4,005,993	184,574	310,522	0	0	440	6,066,727
Current	3,140,804	80,956,579	9,912,293	2,482,167	7,258,045	395,012	54,527	104,199,427

Total Loans Receivable	$4,706,002	$84,962,572	$10,096,867	$2,792,689	$7,258,045	$395,012	$54,967	$110,266,154

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0

Aged Analysis of Past Due Loans Receivable

As of December 31, 2010

	Construction	1-4 Family Residential	Home Equity Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Total

30-59 Days Past Due	$0	$178,711	$465,930	$0	$0	$0	$642	$645,283
60-89 Days Past Due	0	249,556	0	0	0	0	0	249,556
Greater Than 90 Days Past Due	0	117,101	0	545,484	0	0	0	662,585

Total Past Due	0	545,368	465,930	545,484	0	0	642	1,557,424
Current	5,778,645	85,622,968	12,263,820	2,530,748	3,972,269	22,645	43,535	110,234,630

Total Loans Receivable	$5,778,645	$86,168,336	$12,729,750	$3,076,232	$3,972,269	$22,645	$44,177	$111,792,054

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For the Nine Months Ended September 30, 2011 (unaudited)

	Construction	1-4 Family Residential	Home Equity Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$80,789	$536,550	$407,352	$173,024	$75,473	$0	$3,259	$23,553	$1,300,000
Charge-offs	0	(61,929)	0	(75,718)	0	0	0	0	(137,647)
Recoveries	0	0	20,686	0	0	0	0	0	20,686
Provision	(11,376)	80,375	(269,999)	147,187	59,890	0	300	60,584	66,961

Ending Balance	$69,413	$554,996	$158,039	$244,493	$135,363	$0	$3,559	$84,137	$1,250,000

Ending Balance Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0

Ending Balance Collectively evaluated for impairment	$69,413	$554,996	$158,039	$244,493	$135,363	$0	$3,559	$84,137	$1,250,000

Loans Receivable:

Ending Balance	$4,706,002	$84,962,572	$10,096,867	$2,792,689	$7,258,045	$395,012	$54,967	$0	$110,266,154

Ending Balance Individually evaluated for impairment	$1,565,198	$1,657,997	$94,382	$310,522	$0	$0	$0	$0	$3,628,099

Ending Balance Collectively evaluated for impairment	$3,140,804	$83,304,575	$10,002,485	$2,482,167	$7,258,045	$395,012	$54,967	$0	$106,638,055

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For the Year Ended December 31, 2010

	Construction	1-4 Family Residential	Home Equity Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$18,795	$91,335	$132,257	$7,879	$20,986	$0	$1,166	$4,203	$276,621
Charge-offs	(112,500)	(6,784)	(207,126)	(146,250)	0	(6,130)	0	0	(478,790)
Recoveries	0	820	712	0	0	0	0	0	1,532
Provision	174,494	451,178	481,509	311,395	49,487	6,130	7,093	19,351	1,500,637

Ending Balance	$80,789	$536,549	$407,352	$173,024	$70,473	$0	$8,259	$23,554	$1,300,000

Ending Balance Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0

Ending Balance Collectively evaluated for impairment	$80,789	$536,549	$407,352	$173,024	$70,473	$0	$8,259	$23,554	$1,300,000

Loans Receivable:

Ending Balance	$5,778,645	$86,168,336	$12,729,750	$3,076,232	$3,972,269	$22,645	$44,177	$0	$111,792,054

Ending Balance Individually evaluated for impairment	$3,278,057	$4,527,466	$17,756	$545,856	$1,989,575	$0	$0	$0	$10,358,710

Ending Balance Collectively evaluated for impairment	$2,500,588	$81,640,870	$12,711,994	$2,530,376	$1,982,694	$22,645	$44,177	$0	$101,433,344

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. Information with respect to nonperforming assets and troubled debt restructurings at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011 (unaudited)	December 31, 2010
Non-Accrual Loans	$3,450,772	$662,585
Other Real Estate Owned, net	0	2,015,909
Loans 90 days or more past due and still accruing	0	0

Total Nonperforming Assets	$3,450,772	$2,678,494

Troubled Debt Restructurings	$1,565,272	$2,091,535

Troubled Debt Restructurings included In Non-Accrual Loans	(1,299,847)	0

Troubled Debt Restructurings and Total Nonperforming Assets	$3,716,197	$4,770,029

Loans Receivable on Nonaccrual Status

As of September 30, 2011

	Construction	1-4 Family Residential	Home Equity Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Total

Unpaid Principal Balance	$1,565,198	$1,480,230	$94,382	$310,522	$0	$0	$440	$3,450,772

Loans Receivable on Nonaccrual Status

As of December 31, 2010

	Construction	1-4 Family Residential	Home Equity Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Total

Unpaid Principal Balance	$0	$117,101	$0	$545,484	$0	$0	$0	$662,585

Impaired Loans

As of and for the Nine Months Ended September 30, 2011

	Construction	1-4 Family Residential	Home Equity Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Total

Loans With A Valuation Allowance:

Unpaid Principal Balance	$0	$0	$0	$0	$0	$0	$0	$0
Related Allowance for Loan Losses	0	0	0	0	0	0	0	0
Average Recorded Investment	0	0	0	0	0	0	0	0
Interest Income recognized	0	0	0	0	0	0	0	0

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$1,565,198	$1,745,655	$94,382	$310,522	$0	$0	$440	$3,716,197
Related Allowance for Loan Losses	0	0	0	0	0	0	0	0
Average Recorded Investment	0	0	0	0	0	0	0	0
Interest Income recognized	0	14,310	554	0	0	0	35	14,899

Totals:

Unpaid Principal Balance	$1,565,198	$1,745,655	$94,382	$310,522	$0	$0	$440	$3,716,197
Related Allowance for Loan Losses	0	0	0	0	0	0	0	0
Average Recorded Investment	0	0	0	0	0	0	0	0
Interest Income recognized	0	14,310	554	0	0	0	35	14,899

Impaired Loans

As of and for the Year Ended December 31, 2010

	Construction	1-4 Family Residential	Home Equity Lines of Credit	Land	Commercial Real Estate	Commercial	Consumer	Total

Loans With A Valuation Allowance:

Unpaid Principal Balance	$0	$0	$0	$0	$0	$0	$0	$0
Related Allowance for Loan Losses	0	0	0	0	0	0	0	0
Average Recorded Investment	0	0	0	0	0	0	0	0
Interest Income recognized	0	0	0	0	0	0	0	0

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$577,650	$1,630,986	$0	$545,484	$0	$0	$0	$2,754,120
Related Allowance for Loan Losses	0	0	0	0	0	0	0	0
Average Recorded Investment	577,650	1,641,905	0	678,302	0	0	0	2,897,857
Interest Income recognized	37,547	102,774	0	14,708	0	0	0	155,029

Totals:

Unpaid Principal Balance	$577,650	$1,630,986	$0	$545,484	$0	$0	$0	$2,754,120
Related Allowance for Loan Losses	0	0	0	0	0	0	0	0
Average Recorded Investment	577,650	1,641,905	0	678,302	0	0	0	2,897,857
Interest Income recognized	37,547	102,774	0	14,708	0	0	0	155,029

4.	EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to stock form, the Company established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 126,960 shares, or 8% of the Common Stock issued in the offering. The shares were acquired at a price of $10.00 per share.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the nine months ended September 30, 2011 and 2010 was $77,208 and $0, respectively.

A summary of ESOP shares at September 30, 2011 is as follows:

Shares committed for release	7,935

Unearned shares	119,025

Total ESOP shares	126,960

Fair Value of unearned shares	$958,151

5.	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of The Comptroller of the Currency (“OCC”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).

As of September 30, 2011 and December 31, 2010 (the most recent notification from the OCC), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Bank’s capital position:

	Actual		For Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of September 30, 2011
Total Risk-Based Capital
(to Risk-Weighted Assets)	$24,682	27.84%	$7,092	8.0%
Tier I Capital
(to Risk-Weighted Assets)	$23,573	26.59%	$3,546	4.0%
Tier I Capital
(to Adjusted Total Assets)	$23,573	13.20%	$5,358	3.0%
Tangible Capital
(to Adjusted Total Assets)	$23,573	13.20%	$2,679	1.5%

As of December 31, 2010
Total Risk-Based Capital
(to Risk-Weighted Assets)	$17,282	19.03%	$7,265	8.0%
Tier I Capital
(to Risk-Weighted Assets)	$16,147	17.78%	$3,633	4.0%
Tier I Capital
(to Adjusted Total Assets)	$16,147	9.51%	$5,094	3.0%
Tangible Capital
(to Adjusted Total Assets)	$16,147	9.51%	$2,547	1.5%

The following table provides a reconciliation of total equity per the consolidated financial statements to capital amounts reflected in the above table:

	September 30,	December 31,
	2011	2010
Total Equity	$30,043	$15,987
Adjustment for accumulated other comprehensive (income) loss	(184)	160
Adjustment for parent company equity	(6,286)	0

Tangible, Tier 1 and Core Capital	23,573	16,147
Allowable allowance for loan losses (1.25% of total risk-weighted assets)	1,109	1,135

Total risk-based capital	$24,682	$17,282

6.	FAIR VALUE MEASUREMENTS

Fair value estimates, methods, and assumptions are set forth below for the Bank’s financial instruments as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$24,399,509	$24,399,509	$25,881,831	$25,881,831
Securities - available-for-sale	28,046,631	28,046,631	21,365,746	21,365,746
Loans	110,266,154	113,673,634	111,792,054	112,785,211
Fed Home Loan Bank stock	1,329,900	1,329,900	1,395,700	1,395,700
Accrued interest receivable	672,784	672,784	585,056	585,056
Investment in bank-owned
Life insurance	4,308,722	4,308,722	4,174,397	4,174,397
Liabilities:
Deposit accounts and advances by borrowers	125,719,374	126,781,852	130,657,991	134,869,657
Advances from the FHLB	22,500,000	23,320,523	22,583,333	22,709,624

	September 30,	December 31,
	2011	2010

Off-Balance Sheet Instruments:
Commitments to extend credit	$2,883,500	$1,754,700
Unused lines of credit	$12,033,238	$11,673,096

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

(h) Advances from the FHLB - Fair values are estimated by discounting carrying values using a cash flow approach based on market rates as of September 30, 2010 and December 31, 2009.

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

The Company has adopted FASB guidance on Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This guidance applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

The following table presents the Bank’s assets measured at fair value on a recurring basis:

	Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes	$1,021,340	$0	$1,021,340	$0
Obligations of U.S. Government agencies	10,313,422	0	10,313,422	0
FNMA	8,811,196	0	8,811,196	0
GNMA	4,629,022	0	4,629,022	0
FHLMC	2,653,200	0	2,653,200	0
Private label CMO	618,451	0	618,451	0

Total assets measured at fair value	$28,046,631	$0	$28,046,631	$0

	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes	$1,006,280	$0	$1,006,280	$0
Obligations of U.S. Government agencies	8,285,000	0	8,285,000	0
FNMA	6,743,108	0	6,743,108	0
GNMA	102,271	0	102,271	0
FHLMC	4,403,042	0	4,403,042	0
Private label CMO	826,045	0	826,045	0

Total assets measured at fair value	$21,365,746	$0	$21,365,746	$0

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

Financial Instruments Measured on a Nonrecurring Basis

The Bank may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at September 30, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans
One-to-four family	$1,745,655	$0	$1,745,655	$0
Home Equity Lines of Credit	94,382	0	94,382	0
Residential Construction	1,565,198	0	1,565,198	0
Land	310,522	0	310,522	0
Consumer	440	0	440	0

	$3,716,197	$0	$3,716,197	$0

	Fair Value at December 31, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans
One-to-four family	$1,630,986	$0	$1,630,986	$0
Residential Construction	577,650	0	577,650	0
Land	545,484	0	545,484	0

	$2,754,120	$0	$2,754,120	$0

Other real estate owned	$2,015,909	$0	$2,015,909	$0

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

Our method for valuing other real estate owned is the fair value method. This method requires obtaining a current independent appraisal and applying a discount factor to the value based on our loan review policy and procedures.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ended March 31, 2012. The guidance will be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance is effective for the interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of the year of adoption. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In May 2011, the FASB issued guidance amending the fair value measurement topic of ASC by clarifying the application of existing fair value measurement disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the year beginning January 1, 2012.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and will require retrospective application for all periods presented.

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

General

Fraternity Community Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on October 12, 2010 by Fraternity Federal Savings and Loan Association (the “Bank”) to be its holding company following the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on March 31, 2011 and also on that date, the Company completed its public stock offering and issued 1,587,000 shares of its common stock for aggregate proceeds of $15,870,000, and net proceeds of approximately $14,968,600. The Company’s business is the ownership of the outstanding capital stock of the Bank. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank with payment of appropriate rental fees as required by applicable law and regulations, under the terms of an expense allocation agreement between the Company and the Bank.

Founded in 1913, the Bank is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its market area, which consists of Baltimore City and Baltimore, Carroll and Howard Counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one- to four-family mortgage loans, as well as commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer consumer loans and, to a limited extent, commercial business loans. We currently operate out of our corporate headquarters and main office in Baltimore and full-service branch offices located in Cockeysville, Ellicott City and Hampstead, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Assets. At September 30, 2011, total assets increased by $9.1 million to $178.8 million at September 30, 2011 from $169.7 million at December 31, 2010. The increase in assets for the nine months ended September 30, 2011 was due mainly to the proceeds from the Conversion mentioned above. Available-for-sale investment securities increased by $6.7 million, and held-to-maturity investment securities increased by $8 million. Other real estate owned decreased by $2 million, and loans receivable, net, decreased by $1.5 million as many loan customers took advantage of low long-term mortgage rates and refinanced their mortgage loans. One- to four-family loans decreased to $85.0 million at September 30, 2011 from $86.1 million at December 31, 2010; residential construction loans decreased to $4.7 million at September 30, 2011 from $5.8 million at December 31, 2010; commercial real estate loans increased to $7.3 million at September 30, 2011 from $4.0 million at December 31, 2010; and lines of credit, all of which are secured by one- to four-family residential properties, totaled $10.1 million at September 30, 2011 compared to $12.7 million at December 31, 2010.

At September 30, 2011, we had $28.0 million of securities available-for-sale compared to $21.4 million at December 31, 2010. The increase was due to investing of excess liquidity. At September 30, 2011, we had $8.0 million of securities held-to-maturity compared to $0 at December 31, 2010.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Overview. We had a net loss of $7,200 for the three months ended September 30, 2011, as compared to a net loss of $160,500 for the three months ended September 30, 2010. The decrease in net loss between the periods was primarily due to a decline in our provision for loan losses of $293,200. This was partially offset by a decrease in benefit for income taxes of $103,300. Noninterest income remained relatively stable, from $130,300 for the three months ended September 30, 2010 to $131,700 for the three months ended September 30, 2011. Noninterest expense increased by $100,000, or 10.1% from $987,700 for the three months ended September 30, 2010 to $1,087,800 for the three months ended September 30, 2011.

Net Interest Income. Net interest income increased by $62,200, or 7.2%, from $865,100 for the three months ended September 30, 2010 to $927,400 for the three months ended September 30, 2011. The increase in net interest income is primarily attributable to a decrease in interest expense as interest rates continue to decline due to current economic conditions.

Interest on loans receivable, net decreased by $195,600, or 11.9%, from $1.6 million for the three months ended September 30, 2010 to $1.4 million for the three months ended September 30, 2011, due to a $7.8 million, or 6.6%, decrease in the average balance of loans and a 32 basis point decrease in the average yield. The decrease in the average balance of loans reflects the current low loan demand. The decrease in the average yield on loans was attributable to market rates remaining at a low level.

Interest on investment securities available-for-sale increased by $65,000, or 39.2%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, as a $13.8 million, or 91.3%, increase in the average balance of investment securities available-for-sale more than offset a 119 basis point decrease in the average yield. Interest on investment securities held-to-maturity increased by $30,600, or 100.0%, for the three months ended September 30, 2011, as we added some held-to-maturity securities to our investment portfolio.

Interest on cash and cash equivalents remained low by historical standards during the three months ended September 30, 2011 and 2010 due to the historically low prevailing market rates during those periods.

During the three months ended September 30, 2011, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $160,300, or 23.4%, from $684,500 for the three months ended September 30, 2010, to $524,200 for the three months ended September 30, 2011, as a result of a 45 basis point decrease in the average cost of time deposits and a $7.8 million, or 7.3%, decrease in the average balance of time deposits. Interest on brokered deposits remained stable at approximately $25,000 for the three months ended September 30, 2011 and 2010, as both the average balance of, and average rate paid on, brokered deposits remained stable. Interest on NOW and money market accounts remained stable during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, even with a 21.3% increase in the average balance of NOW and money market accounts. Interest on passbook accounts increased by $4,200, or 23.8%, from $18,000 for the three months ended September 30, 2010 to $22,200 for the three months ended September 30, 2011, due primarily to an increase in the average balance of these accounts. The average balance of passbook accounts increased during the three months ended September 30, 2011, from $12.6 million as of September 30, 2010 to $17.3 million as of September 30, 2011. The average rate paid on passbook accounts remained stable during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank of Atlanta advances, decreased by $1,400, or 0.6%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, due to a $194,400 decrease in the average balance of these other interest-bearing liabilities. At September 30, 2011, we had $22.5 million of Federal Home Loan Bank of Atlanta advances compared to $22.6 in advances as of December 31, 2010.

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

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Cash and cash equivalents	$24,247,178	$11,871	.20%	$26,320,507	$6,000	.09%
Loans receivable net (3)	109,022,039	1,442,702	5.29	116,785,827	1,638,341	5.61
Investment securities available-for-sale (1)	28,998,253	230,592	3.18	15,159,994	165,640	4.37
Investment securities held-to-maturity (2)	5,621,632	30,627	2.18	0	0	0.00
Other interest-earning assets	2,198,081	12,446	2.26	2,230,454	12,470	2.24

Total interest-earning assets	170,087,183	1,728,238	4.06	160,496,782	1,822,451	4.54

Noninterest-earning assets	7,843,370	0		7,056,453	0

Total assets	177,930,553	1,728,238		167,553,235	1,822,451

Liabilities and equity:
Time deposits	98,007,152	524,242	2.14	105,763,326	684,524	2.59
NOW and money market	5,604,650	3,320	.24	4,618,346	2,970	.26
Passbook	17,271,692	22,225	.51	12,598,947	17,951	.57
Brokered deposits	2,344,877	25,491	4.35	2,293,407	24,920	4.35
Other interest-bearing liabilities (Federal Home Loan Bank advances)	22,500,000	225,592	4.01	22,694,444	226,945	4.00

Total interest-bearing liabilities	145,728,371	800,870	2.20	147,968,470	957,310	2.59

Noninterest-bearing liabilities	2,249,395	0		3,251,093	0

Total liabilities	147,977,766	800,870		151,219,563	957,310

Total equity	29,952,787	0		16,333,672	0

Total liabilities and equity	$177,930,553	800,870		$167,553,235	957,310

Net interest income		$927,368			$865,141

Interest rate spread			1.86%			1.95%

Net interest margin			2.18%			2.16%

Ratio of average interest-earning assets to average interest-bearing liabilities			116.72%			108.47%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on non-accrual status are included in average assets.

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

Our provision for loan losses was $6,400 for the three months ended September 30, 2011 compared to $299,600 for the three months ended September 30, 2010. At September 30, 2011, the allowance for loan losses was $1.25 million, or 1.13%, of the total loan portfolio compared to $1.3 million, or 1.16% of the total loan portfolio, at December 31, 2010.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

Nonaccrual loans totaled $3.5 million at September 30, 2011 compared to $663,000 at December 31, 2010. Net loan charge-offs amounted to $6,400 during the three months ended September 30, 2011, compared to $0 during the three months ended September 30, 2010. As of December 31, 2010, nonaccrual loans included two lot loans totaling $545,500 and three 1-4 family residential loans totaling $117,000. During the nine months ended September 30, 2011, one of the lot loans totaling $360,000 was sold at foreclosure, and the other lot loan totaling $185,500 was written down to $117,000 and a $500 principal payment was received on that loan. That lot loan totaling $116,500 as of September 30, 2011 is included in the nonaccrual loan total at September 30, 2011. During that same period, two of the three 1-4 family residential loans totaling $8,000 were sold at foreclosure. The other 1-4 family residential loan totaling $109,100 is included in the nonaccrual loan total at September 30, 2011. As of September 30, 2011, nonaccrual loans included a $1.6 million speculative construction loan on a residential property where the builder has declared bankruptcy, a $194,000 lot loan to the same builder, four troubled debt restructured loans totaling $1.3 million, two home equity lines of credit totaling $94,000, and five 1-4 family residential loans for $297,000.

Noninterest Income. Total noninterest income remained stable, totaling $130,300 for the three months ended September 30, 2010 compared to $131,700 for the three months ended September 30, 2011. Gains on sale of other real estate owned for the three months ended September 30, 2011 was $9,100.

Noninterest Expenses. Total noninterest expenses increased by $100,100, or 10.1%, from $987,700 for the three months ended September 30, 2010 to $1,087,800 for the three months ended September 30, 2011. The increase primarily was attributable to salaries and employee benefits, relating to a new commercial loan officer and compensation expenses related to our ESOP.

Income Tax Expense. We had an income tax benefit of $28,000 during the three months ended September 30, 2011, due to our incurring a net loss during that period. For the three months ended September 30, 2010, we had an income tax benefit of $131,300.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Overview. We had a net loss of $64,200 for the nine months ended September 30, 2011, as compared to a net loss of $571,800 for the nine months ended September 30, 2010. The decrease in net loss between the periods was primarily due to a decline in our provision for loan losses of $1.1 million. This was partially offset by a decrease in benefit from income taxes of $326,600. Noninterest income decreased by $150,700, or 34.1%, from $441,300 for the nine months ended September 30, 2010 to $290,600 for the nine months ended September 30, 2011. Noninterest expense decreased by $28,900, or 0.9%, from $3,053,100 for the nine months ended September 30, 2010 to $3,024,200 for the nine months ended September 30, 2011.

Net Interest Income. Net interest income decreased by $141,400, or 5.1%, from $2,755,800 for the nine months ended September 30, 2010 to $2,614,400 for the nine months ended September 30, 2011. The decrease in net interest income is primarily attributable to a large decrease in loans receivable as borrowers continued to refinance higher coupon loans to lower rates and demand for new loans remains weak. Other contributing factors include lower yields on both the loan and investment portfolios as higher rate assets are replaced with lower rate ones.

Interest on loans receivable, net decreased by $623,300, or 12.5%, from $5.0 million for the nine months ended September 30, 2010 to $4.4 million for the nine months ended September 30, 2011, due to a $9.6 million, or 8.1%, decrease in the average balance of loans and a 27 basis point decrease in the average yield. The decrease in the average balance of loans reflects the current low loan demand. The decrease in the average yield on loans was attributable to market rates remaining at a low level.

Interest on investment securities available-for-sale increased by $62,300, or 10.0%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, as a $10.5 million, or 50.1%, increase in the average balance of investment securities available-for-sale was mostly offset by a 106 basis point decrease in the average yield. Interest on investment securities held-to-maturity increased by $30,600, or 100.0%, for the three months ended September 30, 2011, as we added some held-to-maturity securities to our investment portfolio.

Interest on cash and cash equivalents remained low by historical standards during the nine months ended September 30, 2011 and 2010 due to the historically low prevailing market rates during those periods.

During the nine months ended September 30, 2011, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $391,700, or 18.6%, from $2,104,200 for the nine months ended September 30, 2010, to $1,712,500 for the nine months ended September 30, 2011, as a result of a 42 basis point decrease in the average cost of time deposits and a $3.3 million, or 3.2%, decrease in the average balance of time deposits. Interest on brokered deposits remained stable at approximately $75,000 for the nine months ended September 30, 2011 and 2010, as both the average balance of, and average rate paid on, brokered deposits remained stable. Interest on NOW and money market accounts remained stable during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, even with a 11.4% increase in the average balance of NOW and money market accounts. Interest on passbook accounts increased by $16,800, or 32.2%, from $52,200 for the nine months ended September 30, 2010 to $69,000 for the nine months ended September 30, 2011, due primarily to an increase in the average balance of these accounts. The average balance of passbook accounts increased during the nine months ended September 30, 2011, from $12.5 million as of September 30, 2010 to $16.6 million as of September 30, 2011.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank of Atlanta advances, decreased by $5,600, or 0.8%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, as a $1.4 million decrease in the average balance of other interest-bearing liabilities was partially offset by a 20 basis point increase in the average cost of other interest-bearing liabilities. At September 30, 2011, we had $22.5 million of Federal Home Loan Bank of Atlanta advances compared to $22.6 in advances as of December 31, 2010.

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

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Cash and cash equivalents	$24,164,694	$21,840	.12%	$19,373,894	$10,895	.07%
Loans receivable net (3)	109,170,451	4,370,676	5.32	118,809,928	4,993,928	5.59
Investment securities available-for-sale (1)	31,477,320	684,437	2.89	20,971,368	622,092	3.95
Investment securities held-to-maturity (2)	1,873,877	30,627	2.17	0	0	0.00
Other interest-earning assets	2,227,611	42,800	2.56	2,288,168	43,732	2.54

Total interest-earning assets	168,913,953	5,150,380	4.06	161,443,358	5,670,647	4.67

Noninterest-earning assets	8,594,531	0		6,879,359	0

Total assets	177,508,484	5,150,380		168,322,717	5,670,647

Liabilities and equity:
Time deposits	101,306,434	1,712,484	2.25	104,644,871	2,104,203	2.67
NOW and money market	5,305,858	9,679	.24	4,762,107	8,951	.25
Passbook	16,592,075	69,021	.55	12,533,641	52,198	.55
Brokered deposits	2,335,900	75,216	4.28	2,303,705	74,207	4.28
Other interest-bearing liabilities (Federal Home Loan Bank advances)	22,509,259	669,608	3.96	23,888,889	675,250	3.76

Total interest-bearing liabilities	148,049,526	2,536,008	2.28	148,133,213	2,914,809	2.62

Noninterest-bearing liabilities	2,641,633	0		3,390,671	0

Total liabilities	150,691,159	2,536,008		151,523,884	2,914,809

Total equity	26,817,325	0		16,798,833	0

Total liabilities and equity	$177,508,484	2,536,008		$168,322,717	2,914,809

Net interest income		$2,614,372			$2,755,838

Interest rate spread			1.78%			2.05%

Net interest margin			2.06%			2.27%

Ratio of average interest-earning assets to average interest-bearing liabilities			114.09%			108.99%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on non-accrual status are included in average assets.

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

Our provision for loan losses was $ 67,000 for the nine months ended September 30, 2011 compared to $1,164,300 for the nine months ended September 30, 2010. At September 30, 2011, the allowance for loan losses was $1.25 million, or 1.13%, of the total loan portfolio compared to $1.3 million, or 1.16%, of the total loan portfolio, at December 31, 2010.

Nonaccrual loans totaled $3.5 million at September 30, 2011 compared to $663,000 at December 31, 2010. Net loan charge-offs amounted to $117,000 during the nine months ended September 30, 2011, compared to $336,500 during the nine months ended September 30, 2010. As of December 31, 2010, nonaccrual loans included two lot loans totaling $545,500 and three 1-4 family residential loans totaling $117,000. During the nine months ended September 30, 2011, one of the lot loans totaling $360,000 was sold at foreclosure, and the other lot loan totaling $185,500 was written down to $117,000 and a $500 principal payment was received on that loan. That lot loan totaling $116,500 as of September 30, 2011 is included in the nonaccrual loan total at September 30, 2011. During that same period, two of the three 1-4 family residential loans totaling $8,000 were sold at foreclosure. The other 1-4 family residential loan totaling $109,100 is included in the nonaccrual loan total at September 30, 2011. As of September 30, 2011, nonaccrual loans included a $1.6 million speculative construction loan on a residential property where the builder has declared bankruptcy, a $194,000 lot loan to the same builder, four troubled debt restructured loans totaling $1.3 million, two home equity lines of credit totaling $94,000, and five 1-4 family residential loans for $297,000.

Noninterest Income. Total noninterest income decreased by $150,700, or 34.1%, from $441,300 for the nine months ended September 30, 2010 compared to $290,600 for the nine months ended September 30, 2011. The decrease was primarily due to a decrease in gain on sale of investments of $70,000, and a decrease in gain on sale of loans of $65,100. Gains on sale of other real estate owned for the nine months ended September 30, 2011 was $9,900.

Noninterest Expenses. Total noninterest expenses decreased by $28,900, or 0.9%, from $3,053,100 for the nine months ended September 30, 2010 to $3,024,200 for the nine months ended September 30, 2011. The decrease primarily was attributable to a decrease of $35,800, or 6.1%, in general and administrative expenses.

Income Tax Expense. We had an income tax benefit of $122,000 during the nine months ended September 30, 2011, due to our incurring a net loss during that period. For the nine months ended September 30, 2010, we had an income tax benefit of $448,600.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $24.4 million. Securities classified as available-for-sale, amounting to $28.0 million at September 30, 2011, provides an additional sources of liquidity. In addition, at September 30, 2011, we had the ability to borrow a total of approximately $31.4 million from the Federal Home Loan Bank of Atlanta and had $22.5 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3.0 million line of credit with another bank, on which we had no outstanding balance at September 30, 2011.

At September 30, 2011, we had $14.9 million in commitments to extend credit outstanding. Certificates of deposit due within one year of September 30, 2011 totaled $42.2 million, or 43.1%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For the three months and nine months ended September 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At
	September 30, 2011	December 31, 2010
	(unaudited)
Nonaccrual loans:
Real estate loans:
One-to four-family	$1,480,230	$117,101
Lines of credit	94,382	0
Commercial	0	0
Residential construction	1,565,198	0
Land	310,522	545,484
Commercial	0	0
Consumer	440	0

Total	3,450,772	$662,585

Accruing loans past due 90 days or more:
Real estate loans:
One-to four-family	0	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total	$0	$0

Total of nonaccrual loans and accruing loans 90 days or more past due	$3,450,772	$662,585
Assets acquired through foreclosure	0	2,015,909

Total nonperforming assets	$3,450,772	$2,678,494

Troubled debt restructurings	$1,565,272	$2,091,535

Troubled debt restructurings included in non-accrual loans	$(1,299,847)	$0

Troubled debt restructurings and total nonperforming assets	$3,716,197	$4,770,029

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	3.13%	0.59%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	1.93%	0.39%

Total nonperforming assets to total assets	1.93%	1.58%

Nonaccrual loans totaled $3.5 million at September 30, 2011 compared to $663,000 at December 31, 2010. As of December 31, 2010, nonaccrual loans included two lot loans totaling $545,500 and three 1-4 family residential loans totaling $117,000. During the nine months ended September 30, 2011, one of the lot loans totaling $360,000 was sold at foreclosure, and the other lot loan totaling $185,500 was written down to $117,000 and a $500 principal payment was received on that loan. That lot loan totaling $116,500 as of September 30, 2011 is included in the nonaccrual loan total at September 30, 2011. During that same period, two of the three 1-4 family residential loans totaling $8,000 were sold at foreclosure. The other 1-4 family residential loan totaling $109,100 is included in the nonaccrual loan total at September 30, 2011. As of September 30, 2011, nonaccrual loans included a $1.6 million speculative construction loan on a residential property where the builder has declared bankruptcy, a $194,000 lot loan to the same builder, four troubled debt restructured loans totaling $1.3 million, two home equity lines of credit totaling $94,000, and five 1-4 family residential loans for $297,000. For a more detailed analysis of troubled debt restructurings, see footnote 3 of the Notes to Consolidated Financial Statements.

As of September 30, 2011, there was no other real estate owned. During the three month period ended September 30, 2011, we settled on our two pieces of other real estate owned totaling $1.1 million at June 30, 2011. We incurred no further losses on either property.

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

	At
	September 30, 2011 (unaudited)			December 31, 2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate loans:

One-to four-family	$554,996	44.40%	77.05%	$536,549	41.27%	77.06%
Lines of credit	158,039	12.65	9.16	407,352	31.33	11.40
Commercial	135,363	10.83	6.58	70,473	5.42	3.56
Residential construction	69,413	5.55	4.27	80,789	6.21	5.16
Land	244,493	19.56	2.53	173,024	13.31	2.76
Consumer	3,559	.28	.05	8,259	.64	.04
Commercial	0	.00	.36	0	0	.02
Unallocated	84,137	6.73	0	23,554	1.82	0

Total	1,250,000	100.00%	100.00%	$1,300,000	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Office of the Comptroller of the Currency (“OCC”), in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The OCC may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2011	2010

Allowance for loan losses at beginning of period	$1,300,000	$276,621
Charge-offs:
Real estate loans:
One-to four-family	61,929	6,785
Lines of credit	0	207,126
Commercial	0	0
Residential construction	0	112,500
Land	75,718	11,250
Commercial	0	0
Consumer	0	0

Total charge-offs	137,647	337,661

Recoveries	20,686	821

Net charge-offs	116,961	336,840
Provision for loan losses	66,961	1,164,719

Allowance at end of period	$1,250,000	$1,104,500
Allowance for loan losses to total loans at the end of the period	1.13%	.96%

Net charge-offs to average loans outstanding during the period	.11%	.28%

Allowance for loan losses to non performing loans at the end of the period	36.22%	196.20%

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

We have classified as impaired, loans that are 90 days or more delinquent, nonaccrual loans, or a troubled debt restructuring. The amount of impaired loans was $3,716,200 as of September 30, 2011.

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

During the nine months ended September 30, 2011, we had charge-offs totaling $137,647. Of this amount, $68,484 related to a residential lot loan , $7,234 was attributable to a speculative residential lot loan that was sold at foreclosure and settled in the first three months of 2011, $60,155 was attributable to 2 residential 1-4 family loans that are troubled debt restructurings, and $1,774 was attributable to 2 residential 1-4 family loan participations that the servicer sold at foreclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Not applicable.

Item 5. Other Information

The Company’s 2012 Annual Meeting of Shareholders will be held on May 15, 2012.

Item 6. Exhibits

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

31.0	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certifications

101.0*	The following materials from Fraternity Community Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the related Notes, tagged as blocks of text.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRATERNITY COMMUNITY BANCORP, INC.

November 14, 2011

	By:	/s/ Thomas K. Sterner
Thomas K. Sterner
Chairman of the Board, Chief Executive Officer
and Chief Financial Officer