Form 10-K
period 2011-12-31
Fraternity Community Bancorp Inc
filed 2012-03-27
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code: (410) 539-1313

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate value of voting stock held by non-affiliates of the registrant was $14,134,055 based on the closing price ($9.95 per share) at which the common stock was sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 12, 2012, the registrant had 1,587,000 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2012 annual meeting of stockholders (Parts III and IV).

i

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

PART I

Item 1. Business

General

Fraternity Community Bancorp, Inc. Fraternity Community Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on October 12, 2010 by Fraternity Federal Savings and Loan Association (the “Bank”) to be its holding company following Fraternity Federal’s conversion from the mutual to the stock form of organization (the “Conversion”). Fraternity Community Bancorp owns all of Fraternity Federal Savings and Loan Association’s capital stock, and its activities consist of directing, planning and coordinating Fraternity Federal Savings and Loan Association’s business activities.

Fraternity Federal Savings and Loan Association. Founded in 1913, Fraternity Federal Savings and Loan Association is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its market area, which consists of Baltimore City and Baltimore, Carroll and Howard Counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one- to four-family mortgage loans, as well as commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer consumer loans and, to a limited extent, commercial business loans. We currently operate out of our corporate headquarters and main office in Baltimore and full-service branch offices located in Cockeysville, Ellicott City and Hampstead, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At December 31, 2011, we had total assets of $175.3 million, total deposits of $121.2 million and total equity of $30.1 million.

Our executive offices are located at 764 Washington Boulevard, Baltimore, Maryland 21230 and our main telephone number is (410) 539-1313. We maintain an Internet website at http://www.fraternityfed.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area

We are headquartered in Baltimore, Maryland. We consider our lending market to consist of the Greater Baltimore area, which consists of Baltimore City and the surrounding Counties of Baltimore, Carroll, Howard, Harford and Anne Arundel in Maryland, although almost all of our deposits come from our branch office locations in Baltimore City and Baltimore, Carroll and Howard Counties. The economy of our market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. This diversification helped to mitigate the impact of the economic recession experienced over the last two years, as Maryland’s seasonable adjusted unemployment decreased from 7.3% in September of 2010 to 6.7% by January of 2011, which remained well below the national seasonably adjusted unemployment rate which decreased from 9.6% in August of 2010 to 8.5% by January of 2011 (Source: Maryland Department of Labor, Licensing and Regulation). Select employers in the Baltimore metropolitan area include Johns Hopkins University, Johns Hopkins Hospital and Health System, University of Maryland Health System, University of Maryland, Baltimore, and LifeBridge Health. Other large employers in Baltimore City include Constellation Energy, Legg Mason, Verizon, and the U.S. Social Security Administration. In Howard County, the largest employers include the Johns Hopkins Applied Physics Laboratory, Northrop Grumman, Verizon Wireless and SAIC, while Carroll County’s largest employers include the Carroll County Hospital, Springfield Hospital Center, Random House, EMA/Fairhaven Retirement Communities and McDaniel College.

Demographic and economic growth trends provide key insight into the health of our market area. The following table sets forth information regarding the distribution of our loans and deposits and demographic information for the counties in our market area, including Baltimore City, and the State of Maryland. The demographic information is based on published statistics of the U.S. Census Bureau.

	Baltimore City	Baltimore County	Carroll County	Howard County	Maryland

Loans by County (in millions) (1)	$28.5	$62.4	$4.2	$4.7	$112.9
Deposits by County (in millions) (1)	9.4	51.7	10.6	35.9	115.1
Unemployment rate (2)	9.3	6.9	5.4	4.7	6.4
Median household income (3)	$39,386	$63,959	$81,621	$103,273	$70,647
Population growth (decline) (4)	(4.6)%	6.7%	10.8%	15.8%	9.0%

(1)	At December 31, 2011
(2)	November 2011
(3)	For 2010
(4)	From April 2000 to December 2010

If the population of Baltimore City continues to decline, it could negatively affect our deposit and loan volumes. However, we maintain only a single branch in Baltimore City, and Baltimore City accounted for only 7.7% of our total deposits and 25.3% of our total loans at December 31, 2011. As a result, we expect the adverse effect on our loan and deposit volumes of any future population declines in Baltimore City to be limited.

Our lending area, like many regions of the United States, has experienced declines in home values in recent years. According to the National Association of Realtors, from the third calendar quarter of 2010 to the third calendar quarter of 2011, the median sales price of existing single-family homes in the Baltimore-Towson, Maryland metropolitan area declined from $257,100 to $238,800, representing a deduction of 7.7%. Home prices in the Baltimore-Towson metropolitan area have decreased by 11.4% from January 1, 2011 through December 31, 2011. The Baltimore-Towson, Maryland metropolitan area is comprised of our lending market plus Anne Arundel County, Maryland and Harford County, Maryland, and represents a reasonable proxy for home price data in our lending market.

According to Real Estate Business Intelligence, a real estate data company, the number of home sales in our lending market area, the Baltimore metropolitan region, totaled 1,334 for the month of January 2012, down 4.92% from the number of home sales in January 2011.

Lending Activities

General. The largest segment of our loan portfolio is real estate mortgage loans, consisting primarily of one- to four-family mortgage loans, and, to a lesser extent, commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer consumer loans and, to a limited extent, commercial business loans. We originate one- to four-family fixed-rate mortgage loans primarily for sale in the secondary market, with servicing released. We generally retain in our portfolio all adjustable-rate loans we originate, as well as shorter-term, fixed-rate one- to four-family loans. Loans we sell consist primarily of longer-term, fixed-rate one- to four-family mortgage loans.

We intend to continue to emphasize one- to four-family lending, while also seeking to expand our commercial real estate lending activities with a focus on serving small businesses and emphasizing relationship banking in our primary market area.

The following is a description of the loans we offer and our lending policies. On occasion, as described below, we may choose to originate a loan that does not conform in every particular aspect with our loan policies. However, such exceptions are extremely rare and immaterial. Any exceptions to our loan policies must be approved by the individuals or committee having authority to approve a comparable loan that conformed fully with our lending policies. For information regarding loan approval procedures and authority, see “—Loan Underwriting—Loan Approval Procedures and Authority.”

One- to Four-Family Mortgage Loans. At December 31, 2011, we had $87.9 million in one- to four-family mortgage loans, which represented 77.7% of our total loan portfolio. Our origination of one- to four-family mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area.

Our one- to four-family mortgage lending policies and procedures generally conform to secondary market guidelines. We offer a mix of adjustable-rate mortgage loans and fixed-rate mortgage loans with terms of up to 30 years. Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to an initially discounted interest rate and loan fees for multi-year adjustable-rate mortgages. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. We determine the loan fees, interest rates and other provisions of mortgage loans based on our own pricing criteria and competitive market conditions.

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

Included in one- to four-family mortgage loans are second mortgage loans. Second mortgage loans are made at fixed rates generally for terms of up to 15 years. We do not currently offer second mortgage loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. We have previously made fixed rate second mortgage loans with loan-to-value ratios exceeding 80% and for terms in excess of 15 years when there were exceptional income or credit characteristics on the loan. Second mortgage loans totaled $1.6 million at December 31, 2011 and represented 1.8% of one- to four-family mortgage loans at such date.

In order to provide financing for low- and moderate-income and first-time homebuyers, we participate in the Healthy Neighborhoods program under which a consortium of local financial institutions make loans to low- and moderate-income individuals for home purchases and improvements. Our commitment under this program is $1 million in loans, of which all but $46,900 has been disbursed as of December 31, 2011.

Home Equity Lines of Credit. We offer home equity lines of credit, all of which are adjustable-rate loans with terms up to 15 years, although in the past we offered terms of up to 30 years. We do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance, although in the past we originated home equity lines of credit with loan-to-value ratios of up to 85% where there were exceptional income or credit characteristics on the loan. At December 31, 2011, home equity lines of credit totaled $9.5 million, or 8.4% of our total loan portfolio.

Residential Construction Loans. We originate construction loans for one- to four-family homes. At December 31, 2011, residential construction loans totaled $3.1 million, which represented 2.7% of our total loan portfolio. We originate fixed- and adjustable-rate loans to individuals and to builders to finance the construction of residential dwellings. Our construction loans generally are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% on residential construction, based on appraised value as if complete. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

Included in our residential construction loan portfolio as of December 31, 2011 is one speculative construction loan totaling $1.6 million. The borrower filed for Chapter 7 bankruptcy protection in February 2011. We have filed a Proof of Claim in the U. S. Bankruptcy Court to protect our interest and will continue to work with legal counsel to assure adherence to the bankruptcy laws and to continue to protect our interest. We have obtained an updated appraisal report dated September, 2011 which continues to reflect sufficient equity in the property to cover the loan amount after estimated disposition costs are subtracted from the market value. The house is approximately 97% complete. This loan was classified as substandard as of December 31, 2011.

At December 31, 2011, our largest residential construction loan was the $1.6 million speculative construction loan secured by a custom built luxury home described above. This loan was classified as substandard at December 31, 2011.

Commercial Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by a variety of commercial real estate, such as small office buildings, mixed use properties, multi-family properties, warehouses, small retail properties and other general commercial use buildings. Commercial real estate loans totaled $9.7 million and represented 8.5% of our total loan portfolio at December 31, 2011. We originate a variety of fixed- and adjustable-rate commercial real estate loans generally with rates fixed for 5 to 10 years and which amortize over terms of 15 to 25 years. Our commercial real estate loans either balloon or are callable after an initial term of 5 to 10 years. Some of our commercial loans with amortization terms of 15 years or less may not have a balloon or call feature. Adjustable-rate loans are typically based on the one-year U.S. Treasury Bill or Prime Rate as published in The Wall Street Journal plus a specified percentage over the initial rate of interest. Loans are secured by first mortgages, and amounts generally do not exceed 75% of the property’s appraised value. We require all properties securing commercial real estate loans to be appraised by a board-approved independent licensed appraiser. Commercial real estate loans also are supported by personal guarantees.

As of December 31, 2011, our largest commercial real estate loan was $1.3 million and was secured by an owner-occupied office building housing a doctor’s office and an insurance office. This loan was performing in accordance with its terms at December 31, 2011.

Land Loans. We originate loans to individuals and developers for the purpose of building one- to four-family properties. At December 31, 2011, land loans totaled $2.6 million, which represented 2.3% of our total loan portfolio. Land loans, which generally are offered with amortization periods of up to 30 years and are callable anytime after 7 years with rates that adjust annually after an initial period of up to five years, are indexed to the prime rate as reported in The Wall Street Journal or a U.S. Treasury bill rate plus a negotiated margin. We currently limit the loan-to-value ratio to a maximum of 75%, although we have previously originated land loans with a loan-to-value ratio of up to 85%. At December 31, 2011, our largest land loan had an outstanding balance of $454,000.

Consumer Loans. We offer consumer loans as an accommodation to our customers and do not emphasize this type of lending. We have made a variety of consumer loans, including automobile loans, unsecured term loans and unsecured lines of credit. At December 31, 2011, consumer loans totaled $50,500, or less than 1% of our total loan portfolio. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

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

Construction and Land Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment if liquidation is required. If we are forced to foreclose on a building before or at completion due to a default, we may be unable to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. Land and land development loans have substantially similar risks to speculative construction loans. To monitor cash flows on speculative construction properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and, in reaching a decision on whether to make a speculative construction loan, we consider and review a global cash flow analysis of the borrower and consider the borrower’s expertise, credit history and profitability. We also disburse funds on a percentage-of-completion basis following an inspection by a third party inspector or qualified bank personnel.

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

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. Certain of our executive officers have been granted individual lending limits, which vary depending on the type of loan. All loans secured by one-to four-family residences that conform with secondary market guidelines may be approved by either our Chairman, Chief Executive Officer and Chief Financial Officer or our President and Chief Operating Officer. Commercial mixed use and multi-family loans up to $750,000 and non-complex commercial loans up to $500,000 may be approved by an executive loan committee consisting of the Chairman, Chief Executive Officer and Chief Financial Officer, our President and Chief Operating Officer and either our Senior Vice President or Vice President of Lending. All other loans must be approved by the full Board of Directors prior to a commitment being made. All loan originations are reviewed for quality control and oversight purposes by our Loan Committee, which consists of any two of our directors and typically is comprised of two non-management directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our unimpaired capital and surplus. At December 31, 2011, our regulatory limit on loans-to-one-borrower was $3.7 million. At December 31, 2011, our largest lending relationship was $2.5 million, and both loans in that relationship were performing according to their original terms at that date. One loan is secured by an owner-occupied office building and the other loan is secured by a small retail property.

Loan Commitments. We issue commitments for one- to four-family mortgage and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Most of our loan commitments expire after 30 days. See note 10 to notes to consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

At December 31, 2011, our investment portfolio consisted primarily of U.S. government agency securities and mortgage-backed securities available-for-sale. We also had $584,300 in private label mortgage-backed securities. In addition to our investment portfolio, at December 31, 2011, we maintained a $1.3 million investment, at cost, in Federal Home Loan Bank of Atlanta common stock.

Our primary investment objectives are: (i) to provide and maintain liquidity within the guidelines of the Office of the Comptroller of the Currency’s regulations, (ii) to fully employ the available funds of Fraternity Federal Savings and Loan Association; (iii) to earn an average rate of return on invested funds competitive with comparable institutions; (iv) to manage interest rate risk; and (v) to limit risk. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Our President and Chief Executive Officer are responsible for the implementation policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a quarterly basis, or more frequently if warranted.

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

Borrowings. We had $22.5 million in borrowings at December 31, 2011, consisting of advances from the Federal Home Loan Bank of Atlanta to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Atlanta and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We may also utilize securities sold under agreements to repurchase and overnight repurchase agreements to supplement our supply of investable funds and to meet deposit withdrawal requirements. We had unused borrowing capacity of approximately $31.1 million with the Federal Home Loan Bank of Atlanta as of December 31, 2011.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately .28% of the deposits in Baltimore County, Maryland, .21% of the deposits in Carroll County, Maryland, 1.16% of the deposits in Howard County and .12% of the deposits in Baltimore City. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Most of these institutions are larger than us and, therefore, may have greater resources.

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

Personnel

As of December 31, 2011, we had 33 full-time employees and no part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Fraternity Federal Savings and Loan Association has one active subsidiary, 764 Washington Boulevard, LLC (the “LLC”). The LLC was established in order to hold and manage real estate owned. The LLC had no assets at December 31, 2011. In addition, Fraternity Federal Savings and Loan Association has an inactive subsidiary, Fraternity Insurance Agency Incorporated, which had been licensed to sell insurance products on an agency basis.

Regulation and Supervision

General. Fraternity Federal Savings and Loan Association, as a federal savings association, is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Fraternity Federal Savings and Loan Association must file reports with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Fraternity Federal Savings and Loan Association’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of Fraternity Federal Savings and Loan Association. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations, such as Fraternity Federal Savings and Loan Association, was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. At the same time, the responsibility for supervising savings and loan holding companies like Fraternity Community Bancorp was transferred to the Federal Reserve Board. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Fraternity Federal Savings and Loan Association, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for Fraternity Federal Savings and Loan Association and Fraternity Community Bancorp.

Certain of the regulatory requirements that are applicable to Fraternity Federal Savings and Loan Association and Fraternity Community Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on us.

Regulation of Federal Savings Associations

Business Activities. The activities of federal savings associations are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, certain lending authority for federal savings associations, e.g., commercial, nonresidential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

The Dodd-Frank Act authorizes depository institutions to pay interest on demand deposits effective July 31, 2011. Depending upon competitive responses, that change could have an adverse impact on Fraternity Federal Savings and Loan Association’s interest expense.

Capital Requirements. Applicable capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution, capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary (Tier 2) capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2011, Fraternity Federal Savings and Loan Association met each of these capital requirements. See note 12 of the notes to consolidated financial statements appearing in Item 8 to this Annual Report on Form 10-K.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of the Comptroller of the Currency within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 2011, Fraternity Federal Savings and Loan Association was considered “well capitalized” under these regulations.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of the Comptroller of the Currency determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of the Comptroller of the Currency may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. Additionally, even if an application is not required, the institution must still provide 30 days prior written notice to the Federal Reserve Board of the capital distribution if it is a subsidiary of a holding company, like Fraternity Federal Savings and Loan Association, as well as an informational notice to the Office of the Comptroller of the Currency. If Fraternity Federal Savings and Loan Association’s capital were ever to fall below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily multi-family residential mortgages and related investments, including certain mortgage-backed securities, but also including education, credit card and small business loans) in at least 9 months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2011, Fraternity Federal Savings and Loan Association maintained 99.20% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Fraternity Federal Savings and Loan Association’s authority to engage in transactions with “affiliates” is limited by Office of the Comptroller of the Currency regulations and Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Fraternity Community Bancorp and any of its non-savings institution subsidiaries would be affiliates of Fraternity Federal Savings and Loan Association. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, the Sarbanes-Oxley Act of 2002 contains a specific exemption from such prohibition for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Fraternity Federal Savings and Loan Association’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans Fraternity Federal Savings and Loan Association may make to insiders based, in part, on Fraternity Federal Savings and Loan Association’s capital level and requires that certain board approval procedures be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings associations are required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets (including consolidated subsidiaries), financial condition and the complexity of its asset portfolio. The assessment paid by us for the year ended December 31, 2011 totaled $58,100.

Insurance of Deposit Accounts. Fraternity Federal Savings and Loan Association’s deposits are insured up to applicable limits, which have been increased to $250,000 per depositor, by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points of assessable deposits. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Under the new rule, assessments will be based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits. Since the new base will be much larger than the current base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry will not be significantly altered. The new rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base) in order to cover losses to the Deposit Insurance Fund. In lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. Such amount was $629,000 for Fraternity Federal Savings and Loan Association. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That limit was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Fraternity Federal Savings and Loan Association opted to participate in the unlimited noninterest-bearing transaction account coverage and in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts through December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2011 averaged 1.04 points of assessable deposits.

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

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of the Comptroller of the Currency. The management of Fraternity Federal Savings and Loan Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Fraternity Federal Savings and Loan Association complies with the foregoing requirements.

Federal Home Loan Bank System. Fraternity Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Atlanta provides a central credit facility primarily for member institutions. Fraternity Federal Savings and Loan Association, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At December 31, 2011, Fraternity Federal Savings and Loan Association was in compliance with this requirement with an investment in Federal Home Loan Bank stock of $1.3 million.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of the Comptroller of the Currency regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of the Comptroller of the Currency, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of the Comptroller of the Currency to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system. Fraternity Federal Savings and Loan Association received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

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

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General. As a savings and loan holding company, Fraternity Community Bancorp is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. In addition, the Federal Reserve Board will have enforcement authority over Fraternity Community Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Fraternity Federal Savings and Loan Association.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as Fraternity Community Bancorp may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Federal savings associations must notify the Federal Reserve Board prior to paying a dividend to Fraternity Community Bancorp. The Federal Reserve Board may disapprove a dividend if, among other things, the Federal Reserve Board determines that the federal savings association would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns.

Acquisition of Control. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found the acquisition will not result in a change of control. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2011 and 2010 calendar year, Fraternity Federal Savings and Loan Association’s maximum statutory federal income tax rate was 34%.

Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association have entered into a tax allocation agreement. Because Fraternity Community Bancorp owns 100% of the issued and outstanding capital stock of Fraternity Federal Savings and Loan Association, Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association will be members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group Fraternity Community Bancorp will be the common parent corporation. As a result of this affiliation, Fraternity Federal Savings and Loan Association may be included in the filing of a consolidated federal income tax return with Fraternity Community Bancorp and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

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

Distributions. If Fraternity Federal Savings and Loan Association makes “non-dividend distributions” to Fraternity Community Bancorp, the distributions will be considered to have been made from Fraternity Federal Savings and Loan Association’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from Fraternity Federal Savings and Loan Association’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Fraternity Federal Savings and Loan Association’s taxable income. Non-dividend distributions include distributions in excess of Fraternity Federal Savings and Loan Association’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Fraternity Federal Savings and Loan Association’s current or accumulated earnings and profits will not be included in Fraternity Federal Savings and Loan Association’s taxable income.

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

We have had losses and low earnings in recent periods, including net income of $23,900 for the year ended December 31, 2011 and a net loss of $857,000 for the year ended December 31, 2010. Our return on average assets was .01% and (.51)% for the years ended December 31, 2011 and 2010, respectively, and our return on average equity was ..09% and (5.13)% for the years ended December 31, 2011 and 2010, respectively.

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

When we loan money, we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. Our nonperforming loans totaled $3.8 million at December 31, 2011, $662,000 at December 31, 2010 and $1.0 million at December 31, 2009. As of December 31, 2011, nonperforming loans consisted of 13 one- to four-family residential loans totaling $1.9 million, two land loans totaling $309,000, two home equity lines of credit totaling $93,000 and one speculative residential construction loan totaling $1.6 million compared to three one-to-four family residential loans totaling $117,000 and two land loans totaling $545,000 as of December 31, 2010. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Analysis of Nonperforming and Classified Assets” and “Our Business—Lending Activities—Residential Construction Loans.” In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $1.25 million, or 1.1%, of the total loans outstanding and 32.6% of nonperforming loans, at December 31, 2011. Our allowance for loan losses at December 31, 2011 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2011, we had 24 loan relationships with outstanding balances, net of participation interests sold, that exceeded $1.0 million, all of which were performing with the exception of one $1.6 million speculative construction loan. The deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

During 2007 and 2008, we determined to offer a limited number of speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination (known as “speculative” construction loans). Such loans were for the building of luxury residences. We determined to make these speculative construction loans because of the higher yields on such loans compared to conforming loans for the construction of owner-occupied, one-to-four family residences and to reduce our interest rate risk. As a result of the deterioration in local economic conditions in 2009 and 2010, certain of our speculative construction borrowers experienced difficulties selling the completed residences. At December 31, 2011, we had 1 speculative construction loan, totaling $1.6 million. The borrower of this $1.6 million loan filed for Chapter 7 bankruptcy protection in February, 2011. We have filed a Proof of Claim in the U. S. Bankruptcy Court to protect our interest and will continue to work with legal counsel to assure adherence to the bankruptcy laws and to continue to protect our interest. The house is approximately 97% complete. We have obtained an updated appraisal report dated September, 2011 which continues to reflect sufficient equity in the property to cover the loan amount after estimated disposition costs are subtracted from the market value. This loan remains classified as substandard. If difficult economic conditions continue, we could experience difficulty selling the property if we acquire it in foreclosure. In light of present market conditions, we are not currently offering speculative construction loans, although we may consider doing a speculative construction loan to a strong borrower and would only do one loan at a time.

Our plan to gradually increase our emphasis on commercial real estate lending may expose us to increased lending risks.

At December 31, 2011, our loan portfolio included $9.7 million of commercial real estate loans, representing 8.5% of our total loan portfolio at such date. As part of our strategy to increase earnings, we will seek to gradually increase commercial real estate lending, and may add commercial lending personnel to assist us in these efforts. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family mortgage loans. In addition, since such loans generally entail greater risk than one- to four-family mortgage loans, we may need to increase our allowance for loan losses in the future associated with the growth of such loans. Also, commercial real estate borrowers often have more than one loan outstanding with their lender. Consequently, if we increase our commercial real estate lending, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family mortgage loan.

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

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. If we conclude that the decline is other-than-temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2011, our investment securities portfolio available-for-sale included two nonagency mortgage-backed securities with an amortized cost of $623,200 and an estimated fair value of $584,300. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other-than-temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

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

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. Over the last few years, the national economy has experienced a general downturn, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. These economic conditions also had a negative impact on our primary market area. In addition, our primary market area has experienced a softening of the local real estate market, including reductions in local property values, and a decline in the local manufacturing industry, which employs many of our borrowers. Declining real estate market conditions in our market area have negatively affected loan demand. Our loan originations decreased by $8.6 million, or 23.4%, from $36.7 million for the year ended December 31, 2010 to $28.1 million for the year ended December 31, 2011. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in our primary market area, which consists of Baltimore, Carroll, Howard, Harford and Anne Arundel Counties and Baltimore City in Maryland and the surrounding areas. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would decrease our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.

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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our interest rate spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our interest rate spread to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate one- to four-family loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our interest rate spread as our cost of funds increases relative to the yield we can earn on our assets. For further discussion of how changes in interest rates could impact us, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk Management.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity. One such strategy is increasing the amount of adjustable-rate and/or short-term assets. We offer ten-year fixed-rate and adjustable-rate loan products as a means to achieve this strategy. However, the current prevailing low long-term interest rates have created a decrease in borrower demand for these types of loans. Additionally, there is no guarantee that any adjustable-rate assets obtained will not prepay. At December 31, 2011, 35% of our loan portfolio consisted of adjustable-rate loans, compared to 40% and 44% at December 31, 2010 and 2009, respectively, and 4% of our loan portfolio consisted of ten-year fixed-rate loans, compared to 6% and 8% at December 31, 2010 and 2009.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately .28% of the deposits in Baltimore County, Maryland, .21% of the deposits in Carroll County, Maryland, 1.16% of the deposits in Howard County, Maryland and .12% of the deposits in Baltimore City. Most of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Fraternity Federal Savings and Loan Association is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of our deposits. In addition, Fraternity Community Bancorp is supervised and regulated by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Fraternity Federal Savings and Loan Association rather than for holders of Fraternity Community Bancorp’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated Fraternity Federal Savings and Loan Association, was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies, including the Company, became regulated by the Board of Governors of the Federal Reserve Board System. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions was reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective in five years. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal banking regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2011.

Location	Year Opened	Approximate Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2011 (in thousands)	Deposits at December 31, 2011 (in thousands)
Main Office:

764 Washington Boulevard Baltimore, Maryland 21230	1913	10,663	Owned	N/A	$274	$17,026

Branch Offices:

Scotts Corner Shopping Center 10283 York Road Cockeysville, Maryland 21030	1995	3,000	Leased	1/31/2015	N/A	53,811

Normandy Shopping Center 8460 Baltimore National Pike Ellicott City, Maryland 21403	1964	3,388	Leased	4/30/2016	N/A	43,365

Green Mount Station 1631 N. Main Street Hampstead, Maryland 21074	2009	2,400	Leased	9/30/2024	N/A	6,998

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

Fraternity Community Bancorp’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “FRTR.” The Company completed its initial public offering on March 31, 2011 and began to be quoted on the Over-the-Counter Bulletin Board on April 6, 2011. The following table sets forth the high and low sales prices of the common stock for the past fiscal year, as well as corresponding cash dividends per share for each quarterly period.

	High	Low	Dividend Paid Per Share
Year Ended December 31, 2011
Fourth quarter	$8.50	$7.00	$0
Third quarter	10.05	8.05	0
Second quarter (beginning April 6, 2011)	11.25	9.75	0
First quarter	N/A	N/A	N/A

The board of directors of Fraternity Community Bancorp has the authority to declare dividends on the common stock, subject to statutory and regulatory requirements. Declarations of dividends by the board of directors, if any, will depend upon a number of factors, including investment opportunities available to Fraternity Community Bancorp or Fraternity Federal Savings and Loan Association, capital requirements, regulatory limitations, Fraternity Community Bancorp’s and Fraternity Federal Savings and Loan Association’s financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that any dividends will be paid.

Fraternity Community Bancorp is subject to Maryland law, which generally permits a corporation to pay dividends on its common stock unless, after giving effect to the dividend, the corporation would be unable to pay its debts as they become due in the usual course of its business or the total assets of the corporation would be less than its total liabilities. Dividend payments by the Company depend primarily on dividends received by Fraternity Community Bancorp from Fraternity Federal Savings and Loan Association. The payment of cash dividends on capital stock by a savings institution is limited by Office of the Comptroller of the Currency regulations. We may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with our conversion. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

As of March 7, 2012, Fraternity Community Bancorp had approximately 96 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

Purchase of Equity Securities

Under applicable regulations governing the mutual-to-stock conversion, Fraternity Community Bancorp is prohibited from repurchasing its common stock in the first year following its conversion or until March 31, 2012. The Company did not purchase any shares of its common stock during the quarter ended December 31, 2011 and has no current authorized stock repurchase programs.

Item 6. Selected Financial Data

	$000,000	$000,000
	At December 31,
(In thousands)	2011	2010

Financial Condition Data:
Total assets	$175,331	$169,659
Cash and cash equivalents	14,923	25,882
Investment securities	39,257	21,366
Loans receivable, net	111,925	110,492
Deposits	121,200	129,995
Federal Home Loan Bank advances	22,500	22,583
Total equity	30,117	15,987

	$000,000	$000,000
	For the Year Ended December 31,
(In thousands)	2011	2010

Operating Data:
Interest income	$6,906	$7,460
Interest expense	3,299	3,860

Net interest income	3,607	3,600
Provision for loan losses	65	1,501

Net interest income after provision for loan losses	3,542	2,099
Noninterest income	365	595
Noninterest expenses	3,990	4,251

Loss before income tax benefit	(83)	(1,557)
Income tax benefit	(107)	(700)

Net income (loss)	$24	$(857)

Earnings per common share	$.02	N/A

	$000,000	$000,000
	At or For the Year Ended December 31,
	2011	2010

Performance Ratios (1):
Return on average assets	.01%	(0.51)%
Return on average equity	.09	(5.13)
Interest rate spread (2)	1.84	2.05
Net interest margin (3)	2.14	2.24
Noninterest expenses to average assets	2.25	2.53
Average interest-earning assets to average interest-bearing liabilities	115.06	107.98
Average equity to average assets	15.60	9.92

Regulatory Capital Ratios:
Tier 1 capital (to adjusted total assets)	13.50	9.51
Tier 1 capital (to risk-weighted assets)	25.21	17.78
Total risk-based capital (to risk-weighted assets)	26.46	19.03

	$000,000	$000,000
	At or For the Year Ended December 31,
	2011	2010

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.10	1.16
Allowance for loan losses as a percent of nonperforming loans	32.57	196.20
Net charge-offs to average outstanding loans during the period	.11	0.43
Nonperforming loans as a percent of total loans	3.39	0.59
Nonperforming assets as a percent of total assets	2.19	1.58

Other Data:
Number of offices	4	4
Number of deposit accounts	5,524	6,419
Number of loans	979	1,122

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the periods.
(2)	Represents the difference between the average yield on average interest-earning assets and the average cost on average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and the notes to consolidated financial statements that appear in this Annual Report on Form 10-K.

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

Operating Strategy

Historically, we have operated as a traditional savings and loan association, attracting deposits and investing those funds primarily in one- to four-family mortgage loans and investment securities. Our objective is to build on our historic strengths of customer loyalty and high asset quality, and gradually grow our balance sheet with assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations. Our operating strategy includes the following:

•	building on our strengths as a community-oriented financial institution;

•	improving our net interest margin and earnings and reducing our interest rate risk by increasing commercial real estate loans;

•	emphasizing lower cost core deposits to reduce funding costs;

•	generating higher noninterest income by selling loans in the secondary market;

•	adding a new branch in our existing market area or a contiguous county within the next three years;

•	expanding our market share within our primary market area; and

•	discontinuing speculative construction lending.

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

Over the years, we have developed a core base of loyal customers, and our product mix concentrating on time, savings and checking deposits and one- to four-family mortgage loans have allowed us to maintain strong asset quality. We intend to continue to retain these strengths while gradually growing our balance sheet with assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

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

Generating higher noninterest income by selling loans in the secondary market

Currently, we sell most of our one- to four-family fixed-rate loan originations in the secondary market, and we earned $29,000 and $166,000 from such sales during the years ended December 31, 2011 and 2010, respectively. We will seek to increase our originations of one- to four-family loans to generate further income from loan sales.

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

Discontinuing speculative construction lending

We have experienced losses in connection with our portfolio of speculative construction loans. In light of present market conditions, we are currently not offering speculative construction loans, although we may consider doing a speculative construction loan to a strong borrower and would only do one loan at a time.

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

Expenses. The noninterest expenses we incur in operating our business consists of salaries and employee benefits expenses, occupancy expenses, advertising expenses, data processing expenses, directors fees and other general and administrative expenses including, among others, federal deposit insurance premiums and Office of the Comptroller of the Currency assessments, stationery and postage expenses and other miscellaneous expenses. As a result of our conversion and stock offering, we anticipate increased noninterest expenses due to expenses related to stockholder communications and meetings and expenses related to additional accounting and other services.

Salaries and employee benefits expenses consist primarily of salaries, wages and bonuses paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits. In addition, we will recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of property and equipment is computed using a combination of accelerated and straight-line methods based on the useful lives of the related assets, which range from three to 40 years.

Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans.

Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts, and Office of the Comptroller of the Currency assessments are semi-annual assessments we pay to our primary regulator.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 3 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

When OTTI occurs the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is likely that the entity will not be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Balance Sheet Analysis

Assets. At December 31, 2011, our assets totaled $175.3 million, an increase of $5.6 million, or 3.3%, from total assets of $169.7 million at December 31, 2010. The increase in assets for the year ended December 31, 2011 was due mainly to the proceeds of the Conversion mentioned above. At December 31, 2011, we had $31.4 million of securities available-for-sale compared to $21.4 million at December 31, 2010, representing an increase of $10.0 million, or 47.1%. The increase was due to investing of excess liquidity. At December 31, 2011, we had $7.8 million of securities held-to-maturity compared to $0 at December 31, 2010. We had $111.9 million in loans receivable as of December 31, 2011, compared to $110.5 million as of December 31, 2010, an increase of $1.4 million, or 1.3%. Cash and cash equivalents decreased by $11.0 million due to the purchase of the investment securities. Other real estate owned decreased by $2.0 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $11.0 million, or 42.3%, from $25.9 million at December 31, 2010 to $14.9 million at December 31, 2011, as excess funds were used to purchase investment securities.

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

The largest portion of the loan portfolio consists of one- to-four family mortgage loans. Most of our one- to four-family mortgage loans are owner occupied, but this category also includes loans secured by single-family investment properties. One- to four-family mortgage loans totaled $87.9 million, or 77.7%, and $86.1 million, or 77.0%, of the total loan portfolio at December 31, 2011and December 31, 2010, respectively. The $1.8 million, or 2.1%, increase in one- to four-family mortgage loans during the year ended December 31, 2011 was primarily due to some of our residential construction loans converting to the permanent phase.

Lines of credit, all of which are secured by one- to four-family residential properties, totaled $9.5 million, and represented 8.4% of total loans, at December 31, 2011, compared to $12.7 million, or 11.4% of total loans, at December 31, 2010.

Residential construction loans totaled $3.1 million, and represented 2.7% of total loans, at December 31, 2011, compared to $5.3 million, or 4.7% of total loans, at December 31, 2010. We decreased our residential construction loans by $2.2 million, or 41.8%, during the year ended December 31, 2011 as some of these loans have completed their construction phase and have converted to permanent loans. There is, however, $4.6 million in undisbursed loans in process for owner-occupied residential construction loans which will be disbursed as construction of these properties continues.

Commercial real estate loans totaled $9.7 million and represented 8.5% of total loans at December 31, 2011, compared to $4.5 million, or 4.0% of total loans, at December 31, 2010. This increase is primarily due to the implementation of our strategy to expand this area of lending. We offer a variety of commercial real estate loans to owner occupants and investors. Our commercial real estate loans include loans secured by small office buildings, mixed use properties, multi-family properties, warehouses, small retail properties and other general commercial use buildings.

Land loans totaled $2.6 million, or 2.3% of total loans, at December 31, 2011, compared to $3.1 million, or 2.8% of total loans, at December 31, 2010. Most of our land loans represent loans for the purchase of land that eventually will be used for the construction of owner-occupied residential property.

Our non-real estate loans consist of consumer loans and, to a very limited extent, commercial loans. While we offer a variety of consumer loans, we do not emphasize this type of lending and generally make consumer loans as an accommodation to our existing customers. Consumer loans totaled $50,500 at December 31, 2011, representing less than 1% of the loan portfolio, and consisted of automobile loans, unsecured term loans and miscellaneous other loans.

At December 31, 2011, our commercial loans consisted of one unsecured operating line of credit and four lines of credit secured by commercial real estate. We generally do not originate loans secured by equipment and receivables. Commercial loans totaled $393,200, representing less than 1% of total loans, at December 31, 2011.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to four-family	$87,891,146	77.66%	$86,112,695	77.02%
Lines of credit	9,501,693	8.40	12,729,750	11.39
Commercial	9,664,993	8.54	4,489,506	4.02
Residential construction	3,088,974	2.73	5,308,154	4.75
Land	2,584,476	2.28	3,085,127	2.76

Total real estate loans	112,731,282	99.61	111,725,232	99.94

Consumer loans	50,486	.04	44,177	.04
Commercial loans	393,216	.35	22,645	.02

Total loans	113,174,984	100.00	111,792,054	100.00

Less:
Allowance for loan losses	(1,250,000)	(1.10)	(1,300,000)	(1.16)

Net loans	$111,924,984		$110,492,054

Loan Maturity

The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four- Family Loans	Lines of Credit	Commercial	Residential Construction	Land Loans	Consumer Loans	Commercial Loans	Total Loans
Amounts due in:
One year or less	$508,668	$19,745	$210,440	$3,088,974	$763,250	$5,604	$0	$4,596,681
More than one year to two years	1,312,337	0	0	0	0	0	0	1,312,337
More than two years to three years	1,335,609	0	132,828	0	0	0	0	1,468,437
More than three years to five years	2,087,944	539,603	1,982,673	0	453,092	44,882	0	5,108,194
More than five years to ten years	12,700,459	5,004,456	4,930,519	0	824,359	0	104,735	23,564,528
More than ten years to fifteen years	7,400,889	597,583	374,481	0	350,742	0	288,481	9,012,176
More than fifteen years	62,545,240	3,340,306	2,034,052	0	193,033	0	0	68,112,631

Total	$87,891,146	$9,501,693	$9,664,993	$3,088,974	$2,584,476	$50,486	$393,216	$113,174,984

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2011 that are due after December 31, 2012, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below include unearned loan origination fees and deferred loan costs.

	Fixed Rates	Floating or Adjustable Rates	Total

Real estate loans:
One- to four-family	$64,234,877	$23,147,601	$87,382,478
Lines of credit	0	9,481,948	9,481,948
Commercial	6,388,364	3,066,188	9,454,552
Residential construction	0	0	0
Land	0	1,821,226	1,821,226
Consumer loans	44,883	0	44,883
Commercial loans	0	393,216	393,216

Total	$70,668,124	$37,910,179	$108,578,303

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

Loan Activity

The following table shows loans originated, purchased and sold during the years ended December 31, 2011 and 2010.

	2011	2010

Total loans at beginning of period	$111,792,054	$120,251,795
Loans originated:
Real estate loans:
One-to four-family	15,363,900	21,745,350
Lines of credit	2,278,253	6,293,732
Commercial real estate	4,467,500	410,000
Residential construction	5,395,550	7,689,900
Land	516,000	456,000
Commercial	46,678	33,725
Consumer	29,475	46,000

Total loans originated	28,097,356	36,674,707
Loans purchased:
Real estate loans:
One-to four-family	223,164	18,076
Lines of credit	0	0
Commercial real estate	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total loans purchased	223,164	18,076
Deduct:
Loan principal repayments	(24,809,056)	(33,432,832)
Loan sales	(1,984,000)	(11,110,950)
Loan participations	(6,447)	(131,483)
Charge-offs	(138,087)	(477,259)

Net loan activity	1,382,930	(8,637,804)

Total loans at end of period	$113,174,984	$111,792,054

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

During the year ended December 31, 2011, the amount of loans sold decreased by $9.1 million, or 82.1%, primarily because of the decline in loan originations during 2011. The decline in loan originations during the 2011 period is primarily the result of decreased loan demand caused by declining real estate market conditions in our market area.

We have not purchased loan participation interests in recent years and purchased minimal amounts of one-to four-family real estate loans since 2008. All such loans purchased were originated through a community development program called the “Healthy Neighborhood” Program.

Securities

At December 31, 2011, we had $31.4 million of securities available-for-sale, as compared to $21.4 million at December 31, 2010. Securities available-for-sale at December 31, 2011 consisted of U.S. government agency securities and mortgage-backed securities. Most of our U.S. government agency securities and mortgage-backed securities are mortgage-backed securities issued by Freddie Mac or Fannie Mae or guaranteed by Ginnie Mae, although at December 31, 2011 we held two “private label” mortgage-backed securities with an amortized cost of $623,200. We had net unrealized losses on those two mortgage-backed securities totaling $38,900 at December 31, 2011, although the securities continue to perform as expected and at December 31, 2011 we had the intent and ability to hold these securities to maturity.

At December 31, 2011, we had $7.8 million of securities held-to-maturity, as compared to no held-to-maturity securities at December 31, 2010. Securities held-to-maturity at December 31, 2011 consisted of three mortgage-backed securities, one municipal bond, and two small business administration securities.

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

Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At December 31, 2011, we also held a $1.3 million investment in the common stock of the Federal Home Loan Bank of Atlanta. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Atlanta, and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank of Atlanta. At December 31, 2011, we held no stock in Fannie Mae and Freddie Mac, nor have we held stock in these entities throughout the periods presented.

Our securities available-for-sale increased by $10.0 million, or 47.1%, from $21.4 million at December 31, 2010 to $31.4 million at December 31, 2011, as we used the excess liquidity from the Conversion to purchase these securities.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At December 31,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available-for-sale:
Obligations of U.S. government Agencies	$6,696,656	$6,822,738	$8,491,391	$8,285,000
Mortgage-backed securities	21,983,954	22,110,183	12,143,001	12,074,466
Bank notes	2,495,526	2,486,435	992,368	1,006,280

Total available-for-sale securities	$31,176,136	$31,419,356	$21,626,760	$21,365,746

Investments held-to-maturity:	$7,837,293	$7,970,403	$0	$0

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2011. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity. At December 31, 2011, we did not have any security (other than U.S. government agency securities) that exceeded 10% of our total equity at that date.

	One Year or Less		More than One Year To Five Years		More than Five Year To Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Investments (available-for-sale):
U.S. government agencies	$0	0.00%	$0	0.00%	$4,814,398	3.30%	$2,008,340	3.68%	$6,822,738	3.41%
Mortgage-backed securities	0	0.00%	7,336	4.41%	1,840,384	3.09%	20,262,463	2.81%	22,110,183	2.84%
Bank notes	0	0.00%	2,486,435	4.40%	0	0.00%	0	0.00%	2,486,435	4.40%

Investments (held-to-maturity):	0	0.00%	1,243,103	3.51%	4,940,170	3.02%	1,654,020	3.92%	7,837,293	3.29%

Total securities	$0	0.00%	$3,736,874	4.10%	$11,594,952	3.15%	$23,924,823	2.96%	$39,256,649	3.13%

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2011 and December 31, 2010, the aggregate cash surrender value of these policies was $4.4 million and $4.2 million, respectively.

Ground Rents. Ground rents represent the value of long-term leases with respect to land we own underlying residential properties. Ground leases amounted to $855,000 and $861,000 at December 31, 2011 and 2010, respectively. We intend to let our portfolio of ground leases run off over time as the homeowners redeem leases.

Deposits. We accept deposits primarily from individuals and businesses who are located in our primary market area. We rely on competitive pricing, customer service, account features and the location of our branch offices to attract and retain deposits. Deposits serve as the primary source of funds for our lending and investment activities. Interest-bearing deposit accounts offered include time deposits, which are certificates of deposit, passbook accounts, individual NOW accounts and money market accounts. Noninterest-bearing accounts consist of free checking and commercial checking accounts. To a limited extent, we also have utilized brokered deposits. Brokered deposits totaled $1.8 million and $2.3 million at December 31, 2011 and December 31, 2010, respectively.

The following table sets forth average balances and average rates of our deposit products for the periods indicated. For purposes of this table, average balances have been calculated using monthly balances.

	For the Year Ended December 31,
	2011		2010
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate

Noninterest-bearing demand deposits	$934,645	0%	$851,127	0%
Interest-bearing deposits:
Time deposits	100,043,222	2.16	105,522,734	2.59
NOW and money market	5,390,921	.24	4,775,809	.25
Passbook	16,644,219	.52	12,605,746	.57
Brokered deposits	2,124,016	4.04	2,304,658	1.66

Total	$125,137,023	1.87%	$126,060,074	2.25%

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent

Noninterest-bearing deposits	$1,176,630	.97%	$980,809	.75%
Interest-bearing deposits:
Time deposits	95,262,488	78.60	108,480,303	83.45
NOW and money market	6,204,299	5.12	4,728,778	3.64
Passbook	16,765,790	13.83	13,482,522	10.37
Brokered deposits	1,790,853	1.48	2,322,233	1.79

Total interest-bearing deposits	120,023,430	99.03	129,013,836	99.25

Total deposits	$121,200,060	100.00%	$129,994,645	100.00%

Balances in noninterest-bearing deposits increased by approximately $195,800, or 20.0%, from $981,000 at December 31, 2010 to $1,176,600 at December 31, 2011.

The following table indicates the amount of jumbo certificates of deposit with balances of $100,000 or greater by time remaining until maturity as of December 31, 2011, none of which are brokered deposits.

Maturity Period at December 31, 2011	Amount

Three months or less	$3,703,937
Over three through six months	4,652,769
Over six through twelve months	3,795,762
Over twelve months	18,149,733

Total	$30,302,201

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
	2011	2010

0.00 - 1.00%	$24,437,292	$10,477,212
1.01 - 2.00	37,788,745	42,463,642
2.01 - 3.00	18,761,384	23,331,505
3.01 - 4.00	5,077,736	11,969,505
4.01 - 5.00	10,817,663	22,386,941
5.01 - 6.00	170,521	173,731

Total	$97,053,341	$110,802,536

The following table sets forth the amount and maturities of time deposits at December 31, 2011.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposits

0.00 - 1.00%	$23,067,145	$1,370,147	$0	$0	$24,437,292	25.18%
1.01 - 2.00	7,650,253	12,956,378	13,624,823	3,557,291	37,788,745	38.94
2.01 - 3.00	4,348,210	7,864,005	3,230,902	3,318,267	18,761,384	19.33
3.01 - 4.00	2,477,130	462,558	1,641,718	496,330	5,077,736	5.23
4.01 - 5.00	3,947,846	6,473,702	396,115	0	10,817,663	11.15
5.01 - 6.00	0	170,521	0	0	170,521	.18

Total	$41,490,584	$29,297,311	$18,893,558	$7,371,888	$97,053,341	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2011	2010

Beginning balance	$129,994,645	$125,959,893
Decrease (increase) before interest credited	(10,561,584)	1,989,563
Interest credited	2,218,520	2,738,171
Internal deposit accounts	(451,521)	(692,982)
Net decrease (increase) in deposits	(8,794,585)	4,034,752

Ending balance	$121,200,060	$129,994,645

Borrowings. We use borrowings from the Federal Home Loan Bank of Atlanta to supplement our supply of funds for loans and investments and for interest rate risk management. The following table sets forth information regarding our Federal Home Loan Bank of Atlanta advances for the periods presented.

	Year Ended December 31,
	2011	2010

Maximum amount of Federal Home Loan Bank advances outstanding at any month end during the period	$22,555,555	$27,888,889
Average Federal Home Loan Bank advances outstanding during the period	$22,506,944	$23,152,778
Weighted average interest rate during the period	3.84%	3.85%
Balance outstanding at end of period	$22,500,000	$22,583,333
Weighted average interest rate at end of period	2.98%	3.92%

Equity. Total equity increased by $14.1 million, or 88.4%, to $30.1 million at December 31, 2011 from $16.0 million at December 31, 2010 primarily as the result of the Stock Conversion during the year ended December 31, 2011.

Results of Operations for the Years Ended December 31, 2011 and 2010

Overview. We had net income of $23,900 for the year ended December 31, 2011, as compared to net loss of $857,000 for the year ended December 31, 2010. The increase in net income between the periods was primarily due to a provision for loan losses of $66,000 during the year ended December 31, 2011, as compared to a $1.5 million provision for the 2010 fiscal year. The higher provision during the year ended December 31, 2010 as compared with 2011 primarily was due to the fact that we recognized during 2010 the increased potential for problems in our loan portfolio given the continued weak economic conditions. In response to this, we substantially increased our allowance for loan losses through the provision for loan losses during the year ended December 31, 2010.

Net Interest Income. Net interest income increased slightly, by $7,100, or .2%, from $3.6 million for the year ended December 31, 2010 to $3.607 million for the year ended December 31, 2011. The slight increase in net interest income was achieved as a 21 basis point decrease in our interest rate spread from 2.05% for the year ended December 31, 2010 to 1.84% for the year ended December 31, 2011, was more than offset by an $8.1 million, or 5.0%, increase in the average balance of total interest-earning assets. The decrease in our interest rate spread from 2.05% to 1.84% from December 31, 2010 to December 31, 2011 occurred as a .55% decrease in the weighted average yield on our interest earning assets was greater than the .34% decrease in the weighted average yield on our interest-bearing liabilities. Both yields decreased due to the current low interest rate environment; however, our assets are repricing to a larger degree than our liabilities.

Interest on loans receivable, net decreased by $786,700, or 11.9%, from $6.6 million for the year ended December 31, 2010 to $5.8 million for the year ended December 31, 2011, due to a $7.6 million, or 6.5%, decrease in the average balance of loans and a 32 basis point decrease in the average yield. The decrease in the average balance of loans reflected a large amount of residential loan payoffs due to borrowers refinancing their loans at historically low interest rates and our decision not to book a large amount of this business due to the inherent interest rate risk associated with putting such long term assets on the books at the current historically low level of interest rates. The decrease in the average yield on loans was attributable to a decrease in prevailing market interest rates during the year ended December 31, 2011.

Interest on investment securities available-for-sale increased by $128,200, or 16.9%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, as an $11.2 million, or 56.0%, increase in the average balance of investment securities available-for-sale was more than offset by a 96 basis point decrease in the average yield. Interest on investment securities held-to-maturity increased by $93,600, or 100.0%, for the year ended December 31, 2011, as we added some held-to-maturity securities to our investment portfolio.

Interest on interest bearing deposits in other banks remained low by historical standards during the year ended December 31, 2011 and 2010 due to the historically low prevailing market rates during those periods.

During the year ended December 31, 2011, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $579,800, or 20.9%, from $2.8 million for the year ended December 31, 2010, to $2.2 million for the year ended December 31, 2011, due to a 43 basis point decrease in the average cost of time deposits and a $5.5 million, or 5.2%, decrease in the average balance of time deposits. Interest on brokered deposits decreased by $9,200, or 9.2%, from $99,300 for the year ended December 31, 2010, to $90,100 for the year ended December 31,2011, due to a 7 basis point decrease in the average cost of brokered deposits and a $180,600 or 7.8% decrease in the average brokered deposits balance. Interest on NOW and money market accounts remained stable during the year ended December 31, 2011 as compared to the year ended December 31, 2010, as a 12.9% increase in the average balance was offset by a 1 basis point decrease in the average cost of NOW and money market accounts. Interest on passbook accounts increased by $14,200, or 20.0%, from $70,600 for the year ended December 31, 2010 to $84,800 for the year ended December 31, 2011, due primarily to an increase of $4.0 million, or 32.0% in the average balance of passbook accounts from December 31, 2010 to December 31, 2011.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank of Atlanta advances, increased by $12,700, or 1.4%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to a 23 basis point increase in the average cost of other interest-bearing liabilities. At December 31, 2011, we had $22.5 million of Federal Home Loan Bank of Atlanta advances. See note 7 of notes to consolidated financial statements included in this Annual Report on Form 10-K for a schedule of the amounts, rates and maturities of our Federal Home Loan Bank of Atlanta advances.

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

	Year Ended December 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:

Interest-bearing deposits in other banks	$22,453,027	$30,547	.14%	$21,112,902	$18,817	.09%
Loans receivable, net	109,534,148	5,836,654	5.33	117,163,341	6,623,344	5.65
Investment securities available-for-sale (1)	31,237,503	888,206	2.84	20,023,371	760,031	3.80
Investment securities held to maturity (2)	3,358,059	93,586	2.79	0	0	0.00
Other interest-earning assets	2,219,082	56,836	2.56	2,346,970	57,567	2.45

Total interest-earning assets	168,801,819	6,905,829	4.09	160,646,584	7,459,759	4.64

Noninterest-earning assets	8,228,842			7,527,568

Total assets	$177,030,661			$168,174,152

Liabilities and equity:
Time deposits	$100,043,222	$2,196,497	2.20	$105,522,734	$2,776,327	2.63
NOW and money market	5,390,921	13,019	.24	4,775,809	11,980	.25
Passbook	16,644,219	84,751	.51	12,605,746	70,604	.56
Brokered deposits	2,124,016	90,145	4.24	2,304,658	99,301	4.31
Federal Home Loan Bank advances	22,506,944	914,344	4.06	23,569,444	901,614	3.83

Total interest-bearing liabilities	146,709,322	3,298,756	2.25	148,778,391	3,859,826	2.59

Noninterest-bearing liabilities	2,702,564			2,712,203

Total liabilities	149,411,886			151,490,594

Total equity	27,618,775			16,683,558

Total liabilities and equity	$177,030,661			$168,174,152

Net interest income		$3,607,073			$3,599,933

Interest rate spread			1.84%			2.05%

Net interest margin			2.14%			2.24%

Ratio of average interest-earning assets to average interest-bearing liabilities			115.06%			107.98%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held to maturity are presented at amortized cost.

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

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
	Increase (Decrease) Due To
	Volume	Rate	Net

Assets:
Interest Bearing Deposits in Other Banks	$1,730	$10,000	$11,730
Loans receivable, net	93,586	0	93,586
Investment securities – available-for-sale	(419,738)	(366,952)	(786,690)
Investment securities – held-to-maturity	1,911,588	(1,783,413)	128,175
Other interest-earning assets	(2,753)	2,022	(731)

Total interest-earning assets	$1,584,413	$(2,138,343)	$(553,930)

Liabilities:
Time deposits	$(125,466)	$(454,424)	$(579,890)
NOW and money market	1,573	(534)	1,039
Passbook	24,031	(9,824)	14,207
Brokered deposits	(7,766)	(1,390)	(9,156)
Other interest-bearing liabilities	(53,816)	66,546	12,730

Total interest-bearing liabilities	(161,444)	(399,626)	(561,070)

Change in net interest income	$1,745,857	$(1,738,717)	$7,140

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

Our provision for loan losses was $65,500 for the year ended December 31, 2011, compared to a provision of $1.5 million for the year ended December 31, 2010. At December 31, 2011, the allowance for loan losses was $1.25 million, or 1.1% of the total loan portfolio, compared to $1.3 million, or 1.2% of the total loan portfolio, at December 31, 2010.

Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

Nonaccrual loans amounted to $3.8 million at December 31, 2011 and $663,000 at December 31, 2010. Net loan charge-offs amounted to $115,600 during the year ended December 31, 2011, compared to $478,000 during the year ended December 31, 2010. As of December 31, 2010, nonaccrual loans included two lot loans totaling $545,500 and three one- to four-family residential loans totaling $117,000. During the year ended December 31, 2011, one of the lot loans totaling $360,000 was sold at foreclosure, and the other lot loan totaling $185,500 was written down to $117,000 and four $500 principal payments have been received on that loan. That lot loan totaling $115,000 as of December 31, 2011 is included in the nonaccrual loan total at December 31, 2011. During that same period, two of the three one- to four-family residential loans totaling $8,000 were sold at foreclosure. The other one- to four-family residential loan totaling $109,100 at December 31, 2010 has had a principal payment of $1,600 during the year ended December 31, 2011, and the remaining balance of $107,500 is included in the nonaccrual loan total at December 31, 2011. As of December 31, 2011, nonaccrual loans included a $1.6 million speculative construction loan on a residential property where the builder has declared bankruptcy, a $194,000 lot loan to the same builder, four troubled debt restructured loans totaling $1.3 million, two home equity lines of credit totaling $93,000, and nine one- to four-family residential loans for $687,000.

Noninterest Income. Total noninterest income decreased by $230,400, or 38.7%, from $595,800 for the year ended December 31, 2010 to $365,400 for the year ended December 31, 2011. The decrease primarily reflected a decrease of $136,700, or 82.5%, in gain on sale of loans, as we elected in 2009, 2010 and 2011 to sell most newly originated fixed-rate one- to four-family loans due to the low rate prevailing on such loans, and had more volume in this activity during 2010.

Noninterest Expenses. Total noninterest expenses decreased by $261,400, or 6.1%, from $4.3 million for the year ended December 31, 2010 to $4.0 million for the year ended December 31, 2011. The decrease primarily was attributable to a decrease of $195,400, or 21.2%, in other general and administrative expenses, respectively, largely due to the FDIC insurance premiums decreasing by $156,400, or 50.8% and writedowns of Other Real Estate Owned (“OREO”) property decreasing by $96,800, or 100.0%.

Income Tax Expense. We had income tax benefit of $107,000 during the year ended December 31, 2011, resulting in an effective tax rate of 128.9% for that period. This rate is a result of a high level of tax free income compared to our loss from operations. We had an income tax benefit of $700,000 during the year ended December 31, 2010, due to our incurring a net loss during that period.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value less estimated costs of disposal at the date of foreclosure. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2011	2010
Nonaccrual loans:
Real estate loans:
One-to four-family	$1,870,522	$117,101
Lines of credit	93,309	0
Commercial	0	0
Residential construction	1,565,198	0
Land	309,022	545,484
Commercial	0	0
Consumer	0	0

Total	$3,838,051	$662,585

Accruing loans past due 90 days or more:
Real estate loans:
One-to four-family	0	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total	$0	$0

Total of nonaccrual loans and accruing loans 90 days or more past due	$3,838,051	$662,585
Assets acquired through foreclosure	0	2,015,909

Total nonperforming assets	$3,838,051	$2,678,494

Troubled debt restructurings	$1,562,084	$2,091,535

Troubled debt restructurings included in nonaccrual loans	(1,298,347)	0

Troubled debt restructurings and total nonperforming assets	$4,101,788	$4,770,029

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	3.39%	0.59%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	2.19%	0.39%

Total nonperforming assets to total assets	2.19%	1.58%

For information regarding the composition of our non-accrual loans, see “—Results of Operations for the Years Ended December 31, 2011 and 2010—Provision for Loan Losses.”

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. At December 31, 2011 and December 31, 2010, we had $1.6 million and $2.1 million, respectively, in modified loans, which are also referred to as troubled debt restructurings. Included in troubled debt restructurings at December 31, 2011 were four loans secured by one-to-four family residential owner occupied properties totaling $1,447,000 and one lot loan totaling $115,000. Two of the four one-to-four family residential loans totaling $524,000 are performing under their current agreements. The other two one-to-four family residential loans totaling $923,000 were not performing under their agreements. The one lot loan totaling $115,000 was performing under its current agreement. All but one of these loans totaling $264,000 are nonaccrual as of

December 31, 2011 and classified as substandard. One loan totaling $264,000, a one-to-four family residential owner-occupied loan, has performed under its current agreement for greater than six months, and so it is neither nonaccrual nor substandard at December 31, 2011.

With respect to the four owner-occupied one-to-four family residential troubled debt restructured loans, they had outstanding balances of $264,000, $260,000, $437,000 and $487,000 at December 31, 2011. The borrower on the loan with an outstanding balance of $264,000 was having temporary financial difficulty, and we agreed to modify the loan to allow the borrower to make interest only payments for a period of seven months. No principal or interest was forgiven and no change in the interest rate was made. The borrower resumed making fully amortizing payments in March and as this is an adjustable rate mortgage, the principal and interest payment will be adjusted at each rate change to fully amortize the loan by the original maturity date. This loan has never been nonaccrual. The interest for the year ended December 31, 2011 on this loan was $10,555, all of which was recognized as income. The borrower complied with the temporary payment as agreed.

The borrower on the $260,000 loan was having temporary financial difficulty, and we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment plan. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $4,000 until the loan was paid off. No principal or interest was forgiven and no change in the interest rate was made. Due to employment issues the borrower defaulted on the loan again. The borrower has now secured additional employment and after a review of the borrower’s current and projected income we have agreed to a new re-payment schedule that covers a 45 month period of time which became effective January 2012. This loan remains classified as substandard and is a non-accrual loan. Until the borrower demonstrates a willingness and ability to repay the loan payments received from the borrower under the payment plan will be credited towards the principal balance and the escrow account for future payments of taxes and insurance. If all payments required under the repayment plan are received on time it is anticipated that we will not recognize income on this loan for a period of 15 months. We have not forgiven principal or interest nor made a concession in the interest rate or extended the maturity date.

The borrower on the $437,000 loan was having temporary financial difficulty, and we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment arrangement. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $16,000 until the loan was paid off. No principal or interest was forgiven and no change in the interest rate was made. The borrower had moved out of the property and rented it with the anticipation that the rental income would cover the mortgage payment. The borrower defaulted again and we initiated foreclosure action. This loan remains classified as substandard and is a non-accrual loan. We have reached an agreement that allows the borrower to try and sell the property now that the tenant has vacated the property. This agreement expires at the end of March and it is anticipated that should the sale of the house not take place, we will move forward with the foreclosure process.

The borrower on the $487,000 loan was having temporary difficulty, and we agreed to modify the loan by allowing a temporary payment plan. At a later date, we agreed to defer the payment of the then accrued interest of $10,000 until the loan is paid off. No principal or interest was forgiven and no change in the interest rate was made. The borrower defaulted again and we initiated foreclosure action. We are currently negotiating a Deed in Lieu of Foreclosure. This loan remains classified as substandard and is a non-accrual loan.

With respect to our one lot loan classified as a troubled debt restructuring as of December 31, 2011 totaling $115,000, we agreed to accept a short sale of the property plus a promissory note of $30,000 that requires monthly payments of $500. To date, the borrower has made the required $500 monthly payments. The short sale agreement expired at the end of December and an extension to give the borrower more time to sell the property is being negotiated.

If a loan is in nonaccrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six payments under the restructured terms, unless, we have adequate collateral valuations or other analyses to support maintaining the loan on accrual status.

All of the above loans were classified as impaired and measured for loss in accordance with Accounting Standards Codification 310-10-35. The lot loan was measured using the fair value of collateral less disposition costs method, and the other four loans were initially measured using the present value of discounted cash flows method. Subsequently, the $260,000 loan and the $487,000 loan were measured using the fair value of collateral method. The discount rate used was the original note rate, which in each of these instances is equal to the modified terms rate. The other significant assumptions used in our discounted cash flow model to determine the fair value of the loans were the schedule of cash flows produced under the modified terms.

Interest income that would have been recorded for the year ended December 31, 2011 and the year ended December 31, 2010 had nonaccrual loans been current according to their original terms, amounted to approximately $212,300 and $204,000, respectively. Interest income of $0 related to nonaccrual loans was included in interest income for the years ended December 31, 2011 and 2010.

At December 31, 2011, we did not have any other real estate owned.

Classified Assets. Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets; substandard, doubtful and loss. “Substandard assets” must have one or more defined weakness and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful we may establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.

	At December 31,
	2011	2010

Special mention assets	$6,111,400	$1,300,800
Substandard assets	4,184,300	2,524,000
Doubtful assets	0	0

Total classified and criticized assets	$10,295,700	$3,824,800

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

The increase in classified assets for the year ended December 31, 2011 was primarily due to the continued difficult economic conditions. Substandard assets at December 31, 2011 include eight one-to-four family residential loans totaling $1.5 million, one speculative construction loan totaling $1.6 million, two lot loans totaling $309,000, and two home equity lines of credit totaling $93,000. All of these loans are on non-accrual status. In addition, also included in substandard assets as of December 31, 2011 are ground rents that are seriously delinquent totaling $120,000 and two private label mortgage-backed securities totaling $623,000. See “— Analysis of Nonperforming and Classified Assets.”

Special mention assets increased to $6.1 million at December 31, 2011 from $1.3 million at December 31, 2010. As of December 31, 2011, special mention assets included 13 one-to-four family residential loans totaling $4.5 million, two home equity lines of credit totaling $363,000 and three commercial real estate loans totaling $1.2 million.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2011				2010
	30 – 89 Days		90 Days or More		30 – 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Real estate loans:
One-to four-family	5	$44,238	6	$1,378,489	12	$428,267	3	$117,101
Lines of credit	1	29,557	1	69,528	1	465,930	0	0
Commercial	0	0			0	0	0	0
Residential construction	0	0	1	1,565,198	0	0	0	0
Land	0	0	2	309,022	0	0	2	545,484
Consumer	0	0	0	0	2	642	0	0
Commercial	0	0	0	0	0	0	0	0

Total	6	$73,795	10	$3,322,237	15	$894,839	5	$662,585

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

Specific Valuation Allowance. All adversely classified loans meeting the following loan balance thresholds are individually reviewed: (i) speculative construction loans; (ii) commercial loans greater than $500,000; (iii) land loans greater than $500,000; (iv) all other loans greater than $1.5 million; and (v) any other nonperforming loans. Any portion of the recorded investment in excess of the fair value of the collateral less the disposition costs is charged off against the allowance for loan losses. It has been our policy to not maintain specific reserves against impaired loans. Impaired loans are generally measured for loss using the fair value of collateral less disposition costs method for collateral dependent loans, and the present value of discounted cash flows method for other loans. It has been our policy to directly charge off any loss determined on impaired loans using these methods, and we do not foresee maintaining specific reserves for these loans.

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

	At December 31,
	2011			2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to four-family	$572,322	45.78%	77.78%	$536,549	41.27%	77.08%
Lines of credit	145,830	11.67	8.40	407,352	31.33	11.40
Commercial	190,767	15.26	8.42	70,473	5.42	3.56
Residential construction	28,952	2.32	2.73	80,789	6.21	5.16
Land	120,372	9.63	2.28	173,024	13.31	2.76
Consumer	2,858	.23	.04	8,259	.64	.04
Commercial	1,008	.08	.35	0	.00	.00
Unallocated	187,891	15.03	.00	23,554	1.82	.00

Total	$1,250,000	100.00%	100.00%	$1,300,000	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Office of the Comptroller of the Currency, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The Office of the Comptroller of the Currency may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2011	2010
Allowance for loan losses at beginning of period	$1,300,000	$276,621
Charge-offs:
Real estate loans:
One-to four-family	61,929	6,785
Lines of credit	0	207,126
Commercial	0	0
Residential construction	0	112,500
Land	75,718	146,250
Commercial	0	6,129
Consumer	440	0

Total charge-offs	138,087	478,790

Recoveries	(22,535)	(1,532)

Net charge-offs	115,552	477,258
Provision for loan losses	65,552	1,500,637

Allowance at end of period	$1,250,000	$1,300,000
Allowance for loan losses to total loans at the end of the period	1.10%	1.16%

Net charge-offs to average loans outstanding during the period	.11%	.43%

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

We have classified as impaired, loans that are 90 days or more delinquent, or a troubled debt restructuring. The amount of impaired loans of $4,101,800 as of December 31, 2011 was comprised of ten loans totaling $3,322,200 that were all 90 days or more delinquent, eight loans totaling $515,900 we have placed on non-accrual, and one loan totaling $263,700 that is a troubled debt restructuring. Of the ten loans totaling $3,322,200 that are 90 days or more delinquent, three are small balance loans on residential owner-occupied properties. Of the other seven of these loans, one is secured by a speculative residential construction loan totaling $1.6 million, another one is secured by a speculative residential building lot to the same builder totaling $194,000, three are residential owner occupied loans totaling $1.2 million, one is secured by a developed building lot totaling $115,000, and one is a home equity line of credit totaling $70,000. Of the eight loans we have placed on non-accrual that were not 90 days or more delinquent, two loans are secured by owner-occupied residential real estate totaling $95,300, five loans are secured by non-owner-occupied one-to-four family residential properties totaling $396,800, and the other one loan is a home equity line of credit totaling $23,800. The one loan totaling $263,700 that is a troubled debt restructuring is performing per the terms of their agreement.

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

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes adjusting our loan mix by adding more loans with variable rates and adjusting our investment portfolio mix and duration. Specifically, over the past several years we have sought to shorten the average term of our loan portfolio by emphasizing the origination of one-to-four family fixed-rate loans with shorter terms. In addition, at December 31, 2011, we had $9.5 million of home equity lines of credit, most of which reprice monthly. We also had $14.9 million of cash and cash equivalents that reprice in the very near term. With respect to liabilities, we have had some success in the current low interest rate environment in increasing our longer-term certificates of deposit, as our customers have been willing to purchase longer-term certificates of deposit in exchange for increased yield, while, conversely, decreasing our short-term certificates of deposit.

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

Net Portfolio Value Analysis. We currently use the Fiserv/IPS asset liability management model to review our level of interest rate risk. This analysis measures interest rate risk by capturing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates. Economic Value of Equity represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table, which is based on information from our asset/liability management model, presents the change in our economic value of equity at December 31, 2011 that would occur in the event of an immediate change in interest rates based on assumptions we have input into the model, with no effect given to any steps that we might take to counteract that change.

	Estimated Economic Value of Equity			Economic Value of Equity as % of Portfolio Value of Assets
Basis Point Change in Rates	Amount	Change	% Change	NPV Ratio	Basis Point Change
300	$18,979	$(7,674)	(29)%	11.51%	(338	) bp
200	22,676	(3,977)	(15)	13.31	(159)
100	25,184	(1,469)	(6)	14.40	(50)
0	26,653	—	0	14.90	0
(100)	27,255	602	2	14.96	7

The FiServ/IPS Model that we employ uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $14.9 million. Securities classified as available-for-sale, amounting to $31.4 million at December 31, 2011, provides an additional source of liquidity. In addition, at December 31, 2011, we had the ability to borrow a total of approximately $53.6 million from the Federal Home Loan Bank of Atlanta. At

December 31, 2011, we had $22.5 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3 million line of credit with another bank, on which we had no outstanding balance at December 31, 2011.

Certificates of deposit due within one year of December 31, 2011 totaled $41.5 million, or 42.8% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2011.

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Operating lease obligations	$457,102	$178,821	$270,245	$8,036	$0
Federal Home Loan Bank advances and other borrowings	22,500,000	7,500,000	0	0	15,000,000
Certificates of deposit	95,262,488	40,023,574	47,867,027	6,610,491	761,396
Brokered deposits	1,790,853	1,467,010	323,843	0	0

Total	$120,010,443	$49,169,405	$48,461,115	$6,618,527	$15,761,396

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

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of the Comptroller of the Currency regulations, we are not allowed to repurchase any shares during the first year following our stock offering, except to fund the restricted stock awards under the equity benefit plan after its approval by stockholders, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 10 of the notes to consolidated financial statements.

For the years ended December 31, 2011 and 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

In April, 2011, the Financial Accounting Standards Board issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The additional troubled debt restructuring disclosures contained within this report include the amount and type of troubled debt restructurings that occurred during the period in addition to the amount and type of defaults of troubled debt restructurings that had been restructured in the preceding 12 months. The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May, 2011, the Financial Accounting Standards Board issued an accounting standards update to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (IFRS) fair value accounting and reporting requirements. Additional disclosures required by the update include: (i) disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs; (ii) categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June, 2011, the Financial Accounting Standards Board issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the Statement of Stockholders’ Equity. The update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous Statement of Comprehensive Income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are only expected to change the manner in which our other comprehensive income is disclosed.

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

(b)	Internal Control Over Financial Reporting

[LETTERHEAD OF FRATERNITY COMMUNITY BANCORP, INC.]

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management of Fraternity Community Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on the best estimates and judgments of management.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

/s/ Thomas K. Sterner

Thomas K. Sterner

Chairman of the Board, Chief Executive Officer

    and Chief Financial Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

Executive Officers

The information relating to executive officers of the Company is incorporated herein by reference to Item 1, “Business—Executive Officers” in this Annual Report on Form 10-K.

Corporate Governance

The information regarding the Company’s Audit Committee and audit committee financial expert is incorporated hereby by reference to the section captioned “Corporate Governance—Committees of the Board of Directors—Audit/Compliance Committee” in the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the cover page of this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Code of Ethics

The Company and its subsidiaries have adopted a code of ethics which applies to all of their directors, officers and employees and thus applies to the Company’s principal executive officer, principal financial officer and principal accounting officer.  The code of ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Summary Compensation Table

The information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b) Security Ownership of Management. Information with respect to security ownership of management required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Proxy Statement.

Corporate Governance

With respect to the information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit Related Matters—Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

4.0	Specimen Common Stock Certificate of Fraternity Community Bancorp, Inc. (1)

10.1	+Employment Agreement between Fraternity Federal Savings and Loan Association and Thomas K. Sterner (1)

10.2	+Employment Agreement between Fraternity Federal Savings and Loan Association and Richard C. Schultze (1)

10.3	+Supplemental Executive Retirement Plan Agreement between Fraternity Federal Savings and Loan Association and Thomas K. Sterner (1)

10.4	+Supplemental Executive Retirement Plan Agreement between Fraternity Federal Savings and Loan Association and Richard C. Schultze (1)

10.5	+Rabbi Trust Agreement (1)

10.6	+Employment Agreement between Fraternity Community Bancorp, Inc. and Thomas K. Sterner (2)

10.7	+Employment Agreement between Fraternity Community Bancorp, Inc. and Richard C. Schultze (2)

10.8	+Fraternity Federal Savings and Loan Association Supplemental Executive Retirement Plan (2)

10.9	+Fraternity Federal Savings and Loan Association Employee Severance Compensation Plan (1)

10.10	+Fraternity Federal Savings and Loan Association Deferred Compensation Plan (1)

14.0	Code of Business Conduct and Ethics (3)

21.0	Subsidiaries

31.0	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Fraternity Community Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated statements of financial condition; (ii) the consolidated statements of operations; (iii) the consolidated statements of changes in stockholders’ equity; (iv) the consolidated statements of cash flows; and (v) the related notes tagged as blocks of text.

+	Management contract or compensatory agreement or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on November 28, 2011 (File No. 0-54271).
(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-54271).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Fraternity Community Bancorp, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated statements of financial condition of Fraternity Community Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fraternity Community Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland

March 19, 2012

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
ASSETS

Cash and cash equivalents:
Cash and due from banks	$1,033,637	$4,489,851
Interest-bearing deposits in other banks	13,889,505	21,391,980

Total cash and cash equivalents	14,923,142	25,881,831

Investment securities:
Available-for-sale - at fair value	31,419,356	21,365,746
Held-to-maturity - at amortized cost (fair value approximates $7,970,403 and $0, respectively)	7,837,293	0
Loans - net of allowance for loan losses of $1,250,000 and $1,300,000 respectively	111,924,984	110,492,054
Other real estate owned	0	2,015,909
Property and equipment, net	740,501	755,703
Federal Home Loan Bank stock - at cost - restricted	1,306,500	1,395,700
Bank stock - at cost - unrestricted	60,600	0
Ground rents - net of valuation allowance of $45,500	854,996	860,996
Accrued interest receivable	605,197	585,056
Investment in bank-owned life insurance	4,354,252	4,174,397
Deferred income taxes	630,908	692,606
Other assets	673,356	1,439,479

TOTAL ASSETS	$175,331,085	$169,659,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$121,200,060	$129,994,645
Advances from the Federal Home Loan Bank	22,500,000	22,583,333
Advances by borrowers for taxes and insurance	831,448	663,346
Other liabilities	682,888	431,578

Total liabilities	145,214,396	153,672,902

Commitments and contingencies	0	0

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,587,000 shares at December 31, 2011	15,870	0
Additional paid in capital	14,944,647	0
Retained earnings - substantially restricted	16,170,684	16,146,785
Unearned ESOP shares	(1,163,800)	0
Accumulated other comprehensive income (loss)	149,288	(160,210)

Total stockholders’ equity	30,116,689	15,986,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,331,085	$169,659,477

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$5,831,786	$6,617,511
Other loans	4,868	5,833
Interest and dividends on investments and bank deposits	1,023,266	783,905
Income from ground rents owned	45,909	52,510

Total interest income	6,905,829	7,459,759

INTEREST EXPENSE:
Interest on deposits	2,384,412	2,958,209
Interest on borrowings	914,344	901,616

Total interest expense	3,298,756	3,859,825

NET INTEREST INCOME	3,607,073	3,599,934

PROVISION FOR LOAN LOSSES	65,552	1,500,637

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,541,521	2,099,297

NON-INTEREST INCOME:
Gain on sale of investments	107,714	177,722
Income on bank-owned life insurance	179,855	190,678
Gain on sale of loans	28,913	165,600
Gain on sale of other real estate owned	12,871	0
Other income	36,014	61,763

Total non-interest income	365,367	595,763

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,226,903	2,278,811
Occupancy expenses	493,049	500,780
Legal fees	88,357	38,033
Federal Deposit Insurance premiums	151,206	307,601
Accounting and auditing expense	115,775	79,494
Data processing expense	400,922	391,967
Directors fees	97,109	100,106
Other general and administrative expenses	416,589	554,560

Total non-interest expenses	3,989,910	4,251,352

LOSS BEFORE INCOME TAX BENEFIT	(83,022)	(1,556,292)

INCOME TAX BENEFIT	(106,921)	(699,643)

NET INCOME (LOSS)	$23,899	$(856,649)

EARNINGS PER COMMON SHARE - BASIC	$0.02	N/A

EARNINGS PER COMMON SHARE - DILUTED	$0.02	N/A

See accompanying notes.

Fraternity Community Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2009	$0	$0	$17,003,434	$0	$(11,668)	$16,991,766

Comprehensive Income (Loss):
Net Loss	0	0	(856,649)	0	0	(856,649)

Unrealized losses arising during the period, net of taxes of $27,939	0	0	0	0	(41,909)	(41,909)
Reclassification adjustment for realized gains, net of taxes of $71,089	0	0	0	0	(106,633)	(106,633)

Net Other Comprehensive Loss	0	0	0	0	(148,542)	(148,542)

Total Comprehensive Income (Loss)	0	0	0	0	0	(1,005,191)

Balance, December 31, 2010	$0	$0	$16,146,785	$0	$(160,210)	$15,986,575

Balance, December 31, 2010	$0	$0	$16,146,785	$0	$(160,210)	$15,986,575

Comprehensive Income:
Net Income	0	0	23,899	0	0	23,899

Change in unrealized gain on available for sale securities, net of tax effect of $249,418	0	0	0	0	374,126	374,126
Reclassification adjustment for realized gains, net of taxes of $43,086	0	0	0	0	(64,628)	(64,628)

Net Other Comprehensive Income	0	0	0	0	309,498	309,498

Total Comprehensive Income	0	0	0	0	0	333,397

Acquisition of unearned ESOP shares	0	0	0	(1,269,600)	0	(1,269,600)

ESOP shares released	0	(8,093)	0	105,800	0	97,707

Issuance of Common Stock	15,870	14,952,740	0	0	0	14,968,610

Balance, December 31, 2011	$15,870	$14,944,647	$16,170,684	$(1,163,800)	$149,288	$30,116,689

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,899	$(856,649)
Adjustments to reconcile net income (loss) provided by operating activities:
Depreciation	85,748	113,684
Gain on sale of available-for-sale securities	(107,714)	(177,722)
Gain on sale of loans	(28,913)	(165,600)
Gain on sale of other real estate owned	(12,871)	0
Origination of loans sold	(1,984,000)	(10,799,950)
Proceeds from loans sold	2,012,913	10,965,550
Writedowns and losses on real estate acquired through foreclosure	0	133,510
Amortization/accretion of premium/discount	252,286	108,137
Increase in value of bank-owned life insurance	(179,855)	(190,678)
Stock based compensation	97,707	0
Deferred income taxes	(133,036)	0
Provision for loan losses	65,552	1,500,637
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	748,952	(777,343)
Other liabilities	251,309	(31,539)

Net cash provided by (used in) operating activities	1,091,977	(177,963)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(1,275,317)	5,967,857
Redemption of ground rents	6,000	2,998
Acquisition of property and equipment	(70,546)	(57,030)
Increase in value of other real estate owned	(302,129)	0
Purchase of:
Loans	(223,164)	(18,076)
Investment securities available-for-sale	(34,740,640)	(27,802,604)
Investment securities held-to-maturity	(8,031,518)	0
Federal Home Loan Bank stock	0	(208,700)
Bank stock	(60,600)	0
Proceeds from:
Sales and maturities on investment securities available-for-sale	20,144,437	27,786,045
Principal paydowns on investment securities available-for-sale	4,930,413	2,594,504
Principal paydowns on investment securities held-to-maturity	166,066	0
Sale of other real estate owned	2,327,938	0
Sale of Federal Home Loan Bank stock	89,200	166,700

Net cash (used in) provided by investing activities	(17,039,860)	8,431,694

Fraternity Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

For the years ended December 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(8,794,585)	4,034,752
Borrowings from the Federal Home Loan Bank	5,000,000	5,000,000
Repayments of Federal Home Loan Bank borrowings	(5,083,333)	(5,333,334)
Proceeds from issuance of Common Stock, net	13,699,010	0
Increase in advances by borrowers for taxes and insurance	168,102	19,129

Net cash provided by financing activities	4,989,194	3,720,547

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,958,689)	11,974,278

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	25,881,831	13,907,553

CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,923,142	$25,881,831

Cash paid for interest	$3,298,889	$3,858,802

Cash paid for taxes	$0	$0

Transfer of loans to other real estate owned	$0	$2,149,419

On March 31, 2011, the Company loaned $1,269,600 to the Employee Stock Ownership Plan, which was used to purchase 126,960 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Fraternity Community Bancorp, Inc. (the “Company”) was incorporated on October 12, 2010 to serve as the holding company for Fraternity Federal Savings & Loan Association (the “Bank”), a federally chartered savings bank. On March 31, 2011, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 1,587,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $14,968,600, net of offering expenses of approximately $901,400. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 126,960 shares of common stock sold in the offering. Accordingly, the reported results for the year ended December 31, 2010 related solely to the operations of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

In accordance with the Office of the Comptroller of the Currency (the “OCC”) regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

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

Cash and Cash Equivalents

The Company considers all cash and due from banks and interest-bearing deposits in other banks having original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows.

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

Federal Home Loan Bank Stock – at cost

The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta (“FHLB”) in varying amounts based on balances of outstanding home loans and on amounts borrowed from the FHLB. Because no ready market exists for this stock and it has no quoted market value, the Bank’s investment in this stock is carried at cost.

Loans Held for Sale

Loans originated for sale are carried at the lower of aggregate cost or market value. Market value is based on commitments from investors. Gains and losses on sales are determined using the specific identification method.

Loans Receivable

Loans are stated at the principal amount outstanding net of unearned income/expense. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. When scheduled principal and interest payments are past due 90 days or more, the accrual of interest income is discontinued and recognized only as collected. Accrual of interest resumes when the loan is brought current and the borrower demonstrates an ability to service the debt on a current basis.

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

While management uses all available information to recognize credit losses in accordance with U.S. generally accepted accounting principles, future increases or decreases to the allowance may be necessary based on several factors such as changes in local economic conditions affecting the Bank’s customers, the payment performance of individual loans, portfolio seasoning, changes in collateral values, and reviews of loan relationships. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Association’s allowance for credit losses. Such examinations could result in the Bank recognizing additions to this allowance based on the regulators’ judgments about information available to them at the time of their examination.

A loan is considered impaired when it is probable that the Bank will be unable to collect scheduled payments. Factors in determining impairment include payment status, collateral value and probability of collection. Impairment is measured on a loan-by-loan basis for all speculative construction loans, commercial and land loans greater than $500,000 and all other loans greater than $1,500,000, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Bank-Owned Life Insurance

The Bank purchased single premium life insurance policies on certain employees of the Bank. The net cash surrender value of those policies is included in the accompanying statement of financial position. Appreciation in the value of the insurance policies is classified in non-interest income.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets from the respective dates of acquisition. The useful lives for the principal classes of assets are:

Buildings and improvements	30 - 40 years
Furniture, fixtures and equipment	3 - 20 years
Leasehold improvements	10 years

Expenditures for maintenance, repairs and minor renewals are expensed as incurred. Expenditures for additions, improvements and replacements are added to property and equipment accounts. The cost of retirements and other dispositions is removed from both the asset and accumulated depreciation accounts.

Other Real Estate Owned

Real estate acquired through, or in lieu of, foreclosure is initially recorded at the lower of cost (principal balance of the former mortgage loan plus costs of obtaining title and possession) or fair value at the date of acquisition. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

Management periodically performs valuations, and the asset is reduced through a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

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

The Company utilizes statutory requirements for its income tax accounting and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. The Company’s income tax returns for the past three years are subject to examination by tax authorities and may change upon examination.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $44,601 and $56,924 for the years ended December 31, 2011 and 2010, respectively.

Subsequent Events

The Bank has evaluated events and transactions subsequent to December 31, 2011 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles, the Bank has not identified any events that would require adjustments to, or disclosure in, the financial statements.

Financial Statement Presentation

Certain reclassifications have been made to the financial statement presentation to conform with the current year’s method of presentation. Such reclassifications had no effect on net income.

Earnings per Common Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. Weighted average shares excludes unallocated ESOP shares. The Company has no dilutive potential common shares for the twelve-month period ended December 31, 2011. Because the mutual to stock conversion was not completed until March 31, 2011, the earnings per share data is not presented for the year ended December 31, 2010.

Year Ended December 31, 2011

Net Income	$23,899

Weighted average common shares outstanding	1,462,905

Basic and diluted earnings per share	$.02

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$2,495,526	$7,844	$16,935	$2,486,435
Obligations of U.S. Government Agencies	6,696,656	126,082	0	6,822,738
Mortgage-backed securities:
FNMA	9,370,220	119,118	172	9,489,166
GNMA	7,019,669	31,425	41,879	7,009,215
FHLMC	2,334,789	7,438	17,889	2,324,338
FNMA CMO	2,636,100	67,091	0	2,703,191
Private Label CMO	623,176	5,259	44,162	584,273

	$31,176,136	$364,257	$121,037	$31,419,356

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held-to-maturity:
Municipal Bonds	$551,202	$17,283	$0	$568,485
SBA Pools	2,345,921	12,401	0	2,358,322
Mortgage-backed securities:
FNMA	4,940,170	103,426	0	5,043,596

	$7,837,293	$133,110	$0	$7,970,403

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank Notes and Corporate Bonds	$992,368	$13,912	$0	$1,006,280
Obligations of U.S. Government Agencies	8,491,391	0	206,391	8,285,000
Mortgage-backed securities:
FNMA	6,764,443	27,512	48,847	6,743,108
GNMA	92,706	9,565	0	102,271
FHLMC	4,430,851	10,008	37,817	4,403,042
Private Label CMO	855,001	12,096	41,052	826,045

	$21,626,760	$73,093	$334,107	$21,365,746

Held-to-maturity	$0	$0	$0	$0

The amortized cost and fair value of debt securities at December 31, 2011 and 2010 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	December 31, 2011 Available-for-Sale
	Amortized Cost	Fair Value

Due in one year through five years	$2,502,994	$2,493,771
Due in five years through ten years	6,513,583	6,654,782
Due after ten years	22,159,559	22,270,803

	$31,176,136	$31,419,356

	December 31, 2011 Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$1,243,103	$1,254,845
Due in five years through ten years	4,940,170	5,043,596
Due after ten years	1,654,020	1,671,962

	$7,837,293	$7,970,403

	December 31, 2010 Available-for-Sale
	Amortized Cost	Fair Value

Due in one year through five years	$3,001,712	$2,969,140
Due in five years through ten years	5,313,088	5,249,294
Due after ten years	13,311,960	13,147,312

	$21,626,760	$21,365,746

The Bank recognized gross gains on sales of available-for-sale securities of $107,714 and $181,785 for the years ended December 31, 2011 and 2010, respectively. The Bank recognized gross losses on sales of available-for-sale securities of $0 and $4,063 for the years ended December 31, 2011 and 2010, respectively.

Securities with unrealized losses, segregated by length of impairment, as of December 31, 2011 and 2010 were as follows:

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

December 31, 2011
Available-for-sale:
Bank Notes and Corporate Bonds	$1,483,065	$16,935	$0	$0	$1,483,065	$16,935
Mortgage-backed securities:
FNMA	7,336	132	1,444	40	8,780	172
GNMA	4,022,149	41,879	0	0	4,022,149	41,879
FHLMC	1,598,353	17,889	0	0	1,598,353	17,889
Private Label CMO	0	0	293,611	44,162	293,611	44,162

	$7,110,903	$76,835	$295,055	$44,202	$7,405,958	$121,037

Held-to-Maturity:	$0	$0	$0	$0	$0	$0

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

December 31, 2010
Available-for-sale:
Obligation of U.S. Government Agencies	$8,285,000	$206,391	$0	$0	$8,285,000	$206,391
Mortgage-backed securities:
FNMA	5,284,956	45,823	11,092	3,024	5,296,048	48,847
FHLMC	3,534,420	37,817	0	0	3,534,420	37,817
Private Label CMO	0	0	388,721	41,052	388,721	41,052

	$17,104,376	$290,031	$399,813	$44,076	$17,504,189	$334,107

Declines in the fair value of investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Furthermore, as of December 31, 2011, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Bank’s consolidated income statement.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	December 31, 2011	December 31, 2010

Real Estate Loans:
One-to-four family	$87,891,146	$86,112,695
Lines of Credit	9,501,693	12,729,750
Commercial	9,664,993	3,969,015
Residential Construction	3,088,974	5,828,645
Land	2,584,476	3,085,127

Total Real Estate Loans	112,731,282	111,725,232

Consumer Loans	50,486	44,177
Commercial Loans	393,216	22,645

Total Loans	113,174,984	111,792,054

Less:
Allowance for loan losses	(1,250,000)	(1,300,000)

Total loans and allowance for loan losses	$111,924,984	$110,492,054

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

Commercial Real Estate Loans. This portfolio segment consists primarily of loans secured by commercial real estate. Loans secured by commercial real estate generally may have larger balances and more risk of default than one- to four-family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

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

Commercial Loans. This portfolio segment consists of unsecured lines of credit and closed end loans to business owners that have personal guarantees. These loans generally have higher interest rates and shorter terms than one- to four-family residential loans. These loans have a higher level of risk than one- to four-family residential loans. The increased risk is due to the increased difficulty of monitoring and higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

The balance of impaired loans was $4,101,788 and $2,754,120 as of December 31, 2011 and 2010, respectively.

Non-Performing/Past Due Loans - Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $3,838,051 and $662,585 at December 31, 2011 and 2010, respectively. Accruing loans past due more than 90 days totaled $ 0 at December 31, 2011 and 2010.

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our loan segments are residential construction, one- to four-family residential, land, commercial real estate, home equity lines of credit (“HELOC”), consumer and commercial.

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

The Bank’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient enough to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments. As of December 31, 2011 there are 5 loans totaling $1,562,084 classified as troubled debt restructurings. The following is a summary of our troubled debt restructurings as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Residential Real Estate	$1,447,084	$1,513,885
Residential Construction	0	577,650
Land	115,000	0

Total	$1,562,084	$2,091,535

With respect to the four owner-occupied one-to-four family residential troubled debt restructured loans, they had outstanding balances of $264,000, $260,000, $437,000 and $487,000 at December 31, 2011. The borrower on the loan with an outstanding balance of $264,000 was having temporary financial difficulty, and we agreed to modify the loan to allow the borrower to make interest only payments for a period of seven months. No principal or interest was forgiven and no change in the interest rate was made. The borrower resumed making fully amortizing payments in March and as this is an adjustable rate mortgage, the principal and interest payment will be adjusted at each rate change to fully amortize the loan by the original maturity date. This loan has never been nonaccrual. The interest for the year ended December 31, 2011 on this loan was $10,555, all of which was recognized as income. The borrower complied with the temporary payment as agreed.

The borrower on the $260,000 loan was having temporary financial difficulty, and we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment plan. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $4,000 until the loan was paid off. No principal or interest was forgiven and no change in the interest rate was made. Due to employment issues the borrower defaulted on the loan again. The borrower has now secured additional employment and after a review of the borrower’s current and projected income we have agreed to a new re-payment schedule that covers a 45 month period of time which will become effective January 2012. This loan remains classified as substandard and is a non-accrual loan. Until the borrower demonstrates a willingness and ability to repay the loan payments received from the borrower under the payment plan will be credited towards the principal balance and the escrow account for future payments of taxes and insurance. If all payments required under the repayment plan are received on time it is anticipated that we will not recognize income on this loan for a period of 15 months. We have not forgiven principal or interest nor made a concession in the interest rate or extended the maturity date.

The borrower on the $437,000 loan was having temporary financial difficulty, and we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment arrangement. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $16,000 until the loan was paid off. No principal or interest was forgiven and no change in the interest rate was made. The borrower had moved out of the property and rented it with the anticipation that the rental income would cover the mortgage payment. The borrower defaulted again and we initiated foreclosure action. This loan remains classified as substandard and is a non-accrual loan. We have reached an agreement that allows the borrower to try and sell the property now that the tenant has vacated the property. This agreement expires at the end of March and it is anticipated that should the sale of the house not take place, we will move forward with the foreclosure process.

The borrower on the $487,000 loan was having temporary difficulty, and we agreed to modify the loan by allowing a temporary payment plan. At a later date, we agreed to defer the payment of the then accrued interest of $10,000 until the loan is paid off. No principal or interest was forgiven and no change in the interest rate was made. The borrower defaulted again and we initiated foreclosure action. We are currently negotiating a Deed in Lieu of Foreclosure. This loan remains classified as substandard and is a non-accrual loan.

With respect to our one lot loan classified as a troubled debt restructuring as of December 31, 2011 totaling $115,000, we agreed to accept a short sale of the property plus a promissory note of $30,000 that requires monthly payments of $500. The borrower has made the required $500 monthly payments. The short sale agreement expired at the end of December and an extension to give the borrower more time to sell the property is being negotiated.

If a loan is in nonaccrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six payments under the restructured terms, unless, we have adequate collateral valuations or other analyses to support maintaining the loan on accrual status.

All of the above loans were classified as impaired and measured for loss in accordance with Accounting Standards Codification 310-10-35. The lot loan was measured using the fair value of collateral less disposition costs method, and the other four loans were initially measured using the present value of discounted cash flows method. Subsequently, the $260,000 loan and the $487,000 loan were measured using the fair value of collateral method. The discount rate used was the original note rate, which in each of these instances is equal to the modified terms rate. The other significant assumptions used in our discounted cash flow model to determine the fair value of the loans were the schedule of cash flows produced under the modified terms.

Interest income that would have been recorded for the year ended December 31, 2011 and the year ended December 31, 2010 had nonaccrual loans been current according to their original terms, amounted to approximately $212,300 and $204,000, respectively. Interest income of $0 related to nonaccrual loans was included in interest income for the years ended December 31, 2011 and 2010.

The following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses as of December 31, 2011 and 2010:

Credit Risk Analysis of Loans Receivable

As of December 31, 2011

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$81,873,583	$9,045,770	$8,459,994	$1,523,776	$2,275,454	$50,486	$393,216	$103,622,279
Special Mention	4,543,792	362,614	1,204,999	0	0	0	0	6,111,405
Substandard	1,473,771	93,309	0	1,565,198	309,022	0	0	3,441,300

Total	$87,891,146	$9,501,693	$9,664,993	$3,088,974	$2,584,476	$50,486	$393,216	$113,174,984

Credit risk profile based on payment activity:
Performing	$86,020,624	$9,408,384	$9,664,993	$1,523,776	$2,275,454	$50,486	$393,216	$109,336,933

Nonperforming	1,870,522	93,309	0	1,565,198	309,022	0	0	3,838,051

Total	$87,891,146	$9,501,693	$9,664,993	$3,088,974	$2,584,476	$50,486	$393,216	$113,174,984

Credit Risk Analysis of Loans Receivable

As of December 31, 2010

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$85,745,594	$12,729,750	$3,495,015	$3,640,645	$2,539,643	$44,177	$22,645	$108,217,469

Special Mention	250,000	0	474,000	577,000	0	0	0	1,301,000
Substandard	117,101	0	0	1,611,000	545,484	0	0	2,273,585

Total	$86,112,695	$12,729,750	$3,969,015	$5,828,645	$3,085,127	$44,177	$22,645	$111,792,054

Credit risk profile based on payment activity:
Performing	$85,995,594	$12,729,750	$3,969,015	$5,828,645	$2,539,643	$44,177	$22,645	$111,129,469
Nonperforming	117,101	0	0	0	545,484	0	0	662,585

Total	$86,112,695	$12,729,750	$3,969,015	$5,828,645	$3,085,127	$44,177	$22,645	$111,792,054

Aged Analysis of Past Due Loans Receivable

As of December 31, 2011

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$40,965	$0	$0	$0	$0	$0	$0	$40,965
60-89 Days Past Due	3,273	29,557	0	0	0	0	0	32,830
Greater Than 90 Days Past Due	1,378,489	69,528	0	1,565,198	309,022	0	0	3,322,237

Total Past Due	1,422,727	99,085	0	1,565,198	309,022	0	0	3,396,032
Current	86,468,419	9,402,608	9,664,993	1,523,776	2,275,454	50,486	393,216	109,778,952

Total Loans Receivable	$87,891,146	$9,501,693	$9,664,993	$3,088,974	$2,584,476	$50,486	$393,216	$113,174,984

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0

Aged Analysis of Past Due Loans Receivable

As of December 31, 2010

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$178,711	$465,930	$0	$0	$0	$642	$0	$645,283
60-89 Days Past Due	249,556	0	0	0	0	0	0	249,556
Greater Than 90 Days Past Due	117,101	0	0	0	545,484	0	0	662,585

Total Past Due	545,368	465,930	0	0	545,484	642	0	1,557,424
Current	85,567,327	12,263,820	3,969,015	5,828,645	2,539,643	43,535	22,645	110,234,630

Total Loans Receivable	$86,112,695	$12,729,750	$3,969,015	$5,828,645	$3,085,127	$44,177	$22,645	$111,792,054

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For the Year Ended December 31, 2011

	1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$536,550	$407,352	$75,473	$80,789	$173,024	$3,259	$0	$23,553	$1,300,000
Charge-offs	(61,929)	0	0	0	(75,718)	(440)	0	0	(138,087)
Recoveries	850	21,685	0	0	0	0	0	0	22,535
Provision	97,723	(283,207)	112,742	(51,837)	23,066	1,047	0	166,018	65,552

Ending Balance	$573,194	$145,830	$188,215	$28,952	$120,372	$3,866	$0	$189,571	$1,250,000

Ending Balance Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0

Ending Balance Collectively evaluated for impairment	$573,194	$145,830	$188,215	$28,952	$120,372	$3,866	$0	$189,571	$1,250,000

Loans Receivable:

Ending Balance	$87,891,146	$9,501,693	$9,664,993	$3,088,974	$2,584,476	$50,486	$393,216	$0	$113,174,984

Ending Balance Individually evaluated for impairment	$2,134,259	$93,309	$0	$1,565,198	$309,022	$0	$0	$0	$4,101,788

Ending Balance Collectively evaluated for impairment	$85,756,887	$9,408,384	$9,664,993	$1,523,776	$2,275,454	$50,486	$393,216	$0	$109,073,196

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For the Year Ended December 31, 2010

	1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$91,335	$132,257	$20,986	$18,795	$7,879	$1,166	$0	$4,203	$276,621
Charge-offs	(6,784)	(207,126)	0	(112,500)	(146,250)	0	(6,130)	0	(478,790)
Recoveries	820	712	0	0	0	0	0	0	1,532
Provision	451,178	481,509	49,487	174,494	311,395	7,093	6,130	19,351	1,500,637

Ending Balance	$536,549	$407,352	$70,473	$80,789	$173,024	$8,259	$0	$23,554	$1,300,000

Ending Balance Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0

Ending Balance Collectively evaluated for impairment	$536,549	$407,352	$70,473	$80,789	$173,024	$8,259	$0	$23,554	$1,300,000

Loans Receivable:

Ending Balance	$86,112,695	$12,729,750	$3,969,015	$5,828,645	$3,085,127	$44,177	$22,645	$0	$111,792,054

Ending Balance Individually evaluated for impairment	$4,527,466	$17,756	$1,989,575	$3,278,057	$545,856	$0	$0	$0	$10,358,710

Ending Balance Collectively evaluated for impairment	$81,585,229	$12,711,994	$1,979,440	$2,550,588	$2,539,271	$44,177	$22,645	$0	$101,433,344

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. Information with respect to nonperforming assets and troubled debt restructurings at December 31, 2011 and 2010 is as follows:

	2011	2010
Non-Accrual Loans	$3,838,051	$662,585
Other Real Estate Owned, net	0	2,015,909
Loans 90 days or more past due and still accruing	0	0

Total Nonperforming Assets	$3,838,051	$2,678,494

Troubled Debt Restructurings	$1,562,084	$2,091,535

Troubled Debt Restructurings included In Non-Accrual Loans	(1,298,347)	0

Troubled Debt Restructurings and Total Nonperforming Assets	$4,101,788	$4,770,029

Loans Receivable on Nonaccrual Status

As of December 31, 2011

	1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Unpaid Principal Balance	$1,870,522	$93,309	$0	$1,565,198	$309,022	$0	$0	$3,838,051

Loans Receivable on Nonaccrual Status

As of December 31, 2010

	1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Unpaid Principal Balance	$117,101	$0	$0	$0	$545,484	$0	$0	$662,585

Impaired Loans

As of and for the Year Ended December 31, 2011

	1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Loans With A Valuation Allowance:

Unpaid Principal Balance	$0	$0	$0	$0	$0	$0	$0	$0
Related Allowance for Loan Losses	0	0	0	0	0	0	0	0
Average Recorded Investment	0	0	0	0	0	0	0	0
Interest Income recognized	0	0	0	0	0	0	0	0

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$2,134,259	$93,309	$0	$1,565,198	$309,022	$0	$0	$4,101,788
Average Recorded Investment	$1,773,561	$94,114	$0	$1,565,198	$310,397	$110	$0	$3,743,380
Interest Income recognized	$47,601	$554	$0	$0	$0	$0	$0	$48,155

Totals:

Unpaid Principal Balance	$2,134,259	$93,309	$0	$1,565,198	$309,022	$0	$0	$4,101,788
Average Recorded Investment	$1,773,561	$94,114	$0	$1,565,198	$310,397	$110	$0	$3,743,380
Interest Income recognized	$47,601	$554	$0	$0	$0	$0	$0	$48,155

Impaired Loans

As of and for the Year Ended December 31, 2010

	1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Loans With A Valuation Allowance:

Unpaid Principal Balance	$0	$0	$0	$0	$0	$0	$0	$0
Related Allowance for Loan Losses	0	0	0	0	0	0	0	0
Average Recorded Investment	0	0	0	0	0	0	0	0
Interest Income recognized	0	0	0	0	0	0	0	0

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$1,630,986	$0	$0	$577,650	$545,484	$0	$0	$2,754,120
Average Recorded Investment	1,641,905	0	0	577,650	678,302	0	0	2,897,857
Interest Income recognized	102,774	0	0	37,547	14,708	0	0	155,029

Totals:

Unpaid Principal Balance	$1,630,986	$0	$0	$577,650	$545,484	$0	$0	$2,754,120
Average Recorded Investment	1,641,905	0	0	577,650	678,302	0	0	2,897,857
Interest Income recognized	102,774	0	0	37,547	14,708	0	0	155,029

Aggregate loans to executive officers, directors and their associates, including companies in which they have partial ownership interest, did not exceed 5% of equity as of December 31, 2011 and 2010. Such loans were made under terms and conditions substantially the same as loans made to parties not affiliated with the Bank. Loans to such borrowers are summarized as follows:

	December 31,
	2011	2010

Beginning of year	$807,704	$819,907
New loans	0	0
Repayments	(12,664)	(12,203)

End of year	$795,040	$807,704

As of December 31, 2011 and 2010, respectively, $8,440,749 and $10,067,721 of loans receivable are being serviced for the benefit of others. The amount of compensation received by the Bank approximates the cost of servicing the assets. Accordingly, no servicing asset or liability has been recorded. Service fee revenue recognized in 2011 and 2010 was $25,509 and $38,790, respectively.

4.	GROUND RENTS

The carrying value of ground rents was as follows:

	December 31,
	2011	2010

Ground rents at cost	$900,496	$906,496
Less valuation allowance	(45,500)	(45,500)

Total	$854,996	$860,996

Ground rents represent the value of long-term leases with respect to land we own underlying residential properties. Based on the analysis of the ground rents owned by the Bank, management has determined that the valuation allowance is adequate as of December 31, 2011.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2011	2010

Land	$170,773	$170,773
Land improvements	27,284	27,284
Building	851,897	837,522
Furniture, fixtures, and equipment	819,950	763,779
Leasehold improvements	296,817	296,817
Automobiles	79,152	79,152

	2,245,873	2,175,327
Less accumulated depreciation and amortization	1,505,372	1,419,624

Net book value of property and equipment	$740,501	$755,703

Depreciation expense amounted to $85,748 and $113,684 for the years ended December 31, 2011 and 2010, respectively.

The Bank is obligated under noncancelable lease agreements for three branches. The leases each contain renewal options and provide that the Bank pay property taxes, insurance and maintenance costs. Total rent expense under operating leases for the years ended December 31, 2011 and 2010 was $247,685 and $232,380, respectively.

Future minimum lease payments under leases having initial or remaining noncancelable leases:

2012	178,821
2013	142,000
2014	128,245
2015	8,036

6.	DEPOSIT ACCOUNTS

Deposit accounts by type are as follows:

	December 31,
	2011	2010

Demand	$1,176,630	$980,809
Passbook	16,765,790	13,482,522
NOW accounts	4,400,897	3,180,106
Money market funds	1,803,402	1,548,672
Certificates of deposit	95,262,488	108,480,303
Brokered deposits	1,790,853	2,322,233

Total	$121,200,060	$129,994,645

The following tables present contractual maturities of certificate accounts:

	As of December 31, 2011
	2012	2013	2014	2015	2016 and thereafter

Certificates of Deposit	$40,023,574	$28,973,469	$18,893,558	$2,588,159	$4,783,728

	As of December 31, 2010
	2011	2012	2013	2014	2015 and thereafter

Certificates of Deposit	$59,012,475	$16,843,314	$24,108,100	$5,307,180	$3,209,234

Certificates of deposit and other time deposits in denominations of more than $250,000 totaled $5,752,260 and $3,763,710 as of December 31, 2011 and 2010, respectively. Certificates of deposit and other time deposits in denominations of more than $100,000 totaled $29,935,340 and $33,353,972 as of December 31, 2011 and 2010, respectively. Generally, deposit amounts in excess of $250,000 are not federally insured.

The Bank held deposits of $377,942 for related parties at December 31, 2011.

Interest expense by type is as follows:

	December 31,
	2011	2010

Demand	$0	$0
Passbook	84,751	70,619
NOW / Money market funds	13,019	11,980
Certificates of deposit	2,196,497	2,776,309
Brokered deposits	90,145	99,301

Total	$2,384,412	$2,958,209

7.	BORROWED FUNDS

Total advances outstanding from the Federal Home Loan Bank (FHLB) were $22,500,000 and $22,583,000 as of December 31, 2011 and 2010, respectively. The total amount available under the line of credit at December 31, 2011 was approximately $31,130,000.

Advances are summarized as follows:

		December 31,
Year of Maturity	Interest Rate	2011 Amount	2010 Amount

2011	4.40%	$0	$5,000,000
2011	2.72%	0	83,333
2012	3.32%	2,500,000	2,500,000
2012	0.14%	5,000,000	0
2017	4.28%	5,000,000	5,000,000
2018	3.94%	5,000,000	5,000,000
2018	3.38%	5,000,000	5,000,000

		$22,500,000	$22,583,333

Interest is paid monthly with principal due at maturity for all advances outstanding at December 31, 2011. For advances outstanding at December 31, 2010, interest is paid monthly with principal due at maturity except one of the notes where principal and interest are paid monthly. Interest expense on advances from the FHLB amounted to $914,344 and $901,616 for the years ended December 31, 2011 and 2010, respectively.

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and qualifying first and second mortgage loans, home equity loans and commercial real estate loans.

8.	INCOME TAXES

A reconciliation between income tax expense (benefit) and taxes computed at the statutory federal rate is as follows:

	December 31,
	2011	2010

Federal income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal income tax effect	(16.3)	(6.1)
Decrease resulting from:
Increase in value of bank-owned life insurance	(73.4)	(4.2)
Other	(5.2)	(0.7)

Effective tax rate	(128.9)%	(45.0)%

	December 31,
	2011	2010
Deferred tax assets:
Provision for loan losses	$493,063	$512,850
Deferred compensation	153,083	111,234
Net operating losses	123,554	73,789
Nonaccrual loan income	98,458	15,096
Other real estate owned valuation	0	38,173
Other	17,947	656

Total gross deferred tax assets	$886,105	$751,798

Deferred tax liabilities:
Depreciation	$55,301	$65,987
Loan fee income	82,206	70,246
FHLB stock dividend	23,759	23,762

Total gross deferred tax liabilities	161,266	159,995

Net deferred tax assets attributable to operations	724,839	591,803
Deferred tax on unrealized loss on investments charged to other comprehensive income	(93,931)	100,803

Net deferred income tax asset	$630,908	$692,606

In determining whether a valuation allowance on deferred tax assets is required, management reviews its current tax position and the ability to carry back losses as well as projected future taxable income exclusive of reversing temporary differences and carry-forwards.

9.	EMPLOYEE RETIREMENT PLANS

The Bank sponsors an employee 401(k) savings and investment plan. The plan covers substantially all employees meeting age and service requirements and provides for both employee and employer matching contributions under Safe Harbor provisions. Expenses related to this plan for the years ended December 31, 2011 and 2010 were $62,284 and $62,698, respectively.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the years ended December 31, 2011 and 2010 was $97,707 and $0, respectively.

A summary of ESOP shares at December 31, 2011 is as follows:

Shares committed for release	10,580

Unearned shares	116,380

Total ESOP shares	126,960

Fair Value of unearned shares	$901,945

10.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers consisting of commitments to extend credit. This involves, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition.

The Bank’s exposure to credit loss in the event of non-performance by the other party for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty.

The Bank had commitments to originate mortgages of $0 and $1,754,700, secured by dwelling units, at December 31, 2011 and 2010, respectively. Additionally, the Bank had unfunded lines of credit totalling $12,006,256 and $11,673,096 as of December 31, 2011 and 2010, respectively. Generally, these lines of credit are variable rate loans.

11.	DEFERRED COMPENSATION

The Bank has entered into deferred compensation agreements with two of its executive officers and two of its outside directors. Under the terms of the agreements, which consist of both a defined contribution component and a defined benefit component, the Bank is obligated to provide annual benefits for the officers and directors or their beneficiaries, after the officer’s or director’s death, disability, or retirement. For the defined benefit component the estimated present value to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for these plans for the years ended December 31, 2011 and 2010 was $104,547 and $95,614, respectively.

12.	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (OCC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).

As of December 31, 2011 and 2010 (the most recent notification from the OCC), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Bank’s capital position:

	Actual		For Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2011:
Fraternity Community Bancorp, Inc.
Total Risk-Based Capital (to risk-weighted assets)	$31,290	33.35%	$7,506	8.0%
Tier I Capital (to risk-weighted assets)	$30,117	32.10%	$3,753	4.0%
Tier I Capital (to adjusted total assets)	$30,117	17.19%	$5,256	3.0%
Tangible Capital (to adjusted total assets)	$30,117	17.19%	$2,628	1.5%

Fraternity Federal Savings & Loan Association
Total Risk-Based Capital (to risk-weighted assets)	$24,827	26.46%	$7,506	8.0%
Tier I Capital (to risk-weighted assets)	$23,654	25.21%	$3,753	4.0%
Tier I Capital (to adjusted total assets)	$23,654	13.50%	$5,256	3.0%
Tangible Capital (to adjusted total assets)	$23,654	13.50%	$2,628	1.5%

	Actual		For Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2010:
Fraternity Community Bancorp, Inc.
Total Risk-Based Capital (to risk-weighted assets)	N/A	N/A	N/A	N/A
Tier I Capital (to risk-weighted assets)	N/A	N/A	N/A	N/A
Tier I Capital (to adjusted total assets)	N/A	N/A	N/A	N/A
Tangible Capital (to adjusted total assets)	N/A	N/A	N/A	N/A

Fraternity Federal Savings & Loan Association
Total Risk-Based Capital (to risk-weighted assets)	$17,282	19.03%	$7,265	8.0%
Tier I Capital (to risk-weighted assets)	$16,147	17.78%	$3,633	4.0%
Tier I Capital (to adjusted total assets)	$16,147	9.51%	$5,094	3.0%
Tangible Capital (to adjusted total assets)	$16,147	9.51%	$2,547	1.5%

13.	FAIR VALUE MEASUREMENTS

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

The following table presents the Bank’s assets measured at fair value on a recurring basis:

	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$2,486,435	$—	$2,486,435	$—
Obligations of U.S. Government agencies	6,822,738	—	6,822,738	—
FNMA	9,489,166	—	9,489,166	—
GNMA	7,009,215	—	7,009,215	—
FHLMC	2,324,338	—	2,324,338	—
FNMA CMO	2,703,191	—	2,703,191	—
Private label CMO	584,273	—	584,273	—

	$31,419,356	$—	$31,419,356	$—

Total assets measured at fair value	$31,419,356	$—	$31,419,356	$—

	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$1,006,280	$—	$1,006,280	$—
Obligations of U.S. Government agencies	8,285,000	$—	8,285,000	$—
FNMA	6,743,108	$—	6,743,108	$—
GNMA	102,271	$—	102,271	$—
FHLMC	4,403,042	$—	4,403,042	$—
Private label CMO	826,045	$—	826,045	$—

	$21,365,746	$—	$21,365,746	$—

Total assets measured at fair value	$21,365,746	$—	$21,365,746	$—

Securities classified as available-for-sale are reported at fair value utilizing Level 2 Inputs. For these securities, the Bank obtains fair values from an external pricing service or bid quotations received from securities dealers. The observable data may include dealer quotes, cash flows, U.S. Treasury yield curve, trading levels, credit information, and the terms and conditions of the security, among other things.

Financial Instruments Measured on a Nonrecurring Basis

The Bank may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

For assets measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at December 31, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans:
Construction	$1,565,198	$0	$1,565,198	$0
1-4 Family	2,134,259	0	2,134,259	0
Home Equity Lines of Credit	93,309	0	93,309	0
Land	309,022	0	309,022	0

	$4,101,788	$0	$4,101,788	$0

	Fair Value at December 31, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans:
Construction	$577,650	$0	$577,650	$0
1-4 Family	1,630,986	0	1,630,986	0
Land	545,484	0	545,484	0

	$2,754,120	$0	$2,754,120	$0

Other real estate owned	$2,015,909	$0	$2,015,909	$0

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

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions are set forth below for the Bank’s financial instruments as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$14,923,142	$14,923,142	$25,881,831	$25,881,831
Securities – available-for-sale	31,419,356	31,419,356	21,365,746	21,365,746
Securities – held-to-maturity	7,837,293	7,970,403	0	0
Loans, gross	113,174,984	116,834,351	111,792,054	112,785,211
Federal Home Loan Bank stock	1,306,500	1,306,500	1,395,700	1,395,700
Bank stock	60,600	60,600	0	0
Accrued interest receivable	605,197	605,197	585,056	585,056
Investment in bank-owned life insurance	4,354,252	4,354,252	4,174,397	4,174,397
Liabilities:
Deposit accounts and advances by borrowers	122,031,508	122,998,429	130,657,991	134,869,657
Advances from the FHLB	22,500,000	23,223,703	22,583,333	22,709,624

	December 31, 2011	December 31, 2010

Off-Balance Sheet Instruments:
Commitments to extend credit	$0	$1,754,700
Unused lines of credit	$12,006,256	$11,673,096

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

(e) Bank Stock - The fair value of Bank stock approximates its carrying value based on the redemption provisions of CBB Bank.

(f) Accrued Interest Receivable - The carrying amounts of accrued interest approximate the fair values.

(g) Investments in Bank-Owned Life Insurance - The fair value of the insurance contracts approximates the carrying value.

(h) Deposits and Advances by Borrowers - The fair value of deposits with no stated maturity, such as noninterest bearing deposits, interest-bearing NOW accounts, money market and statement savings accounts, is deemed to be equal to the carrying amounts. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate for certificates of deposit was estimated using the rate currently offered for deposits of similar remaining maturities.

(i) Advances from the FHLB - Fair values are estimated by discounting carrying values using a cash flow approach based on market rates as of December 31, 2011 and December 31, 2010.

(j) Off-Balance Sheet Financial Instruments - The Company’s adjustable rate commitments to extend credit move with market rates and are not subject to interest rate risk. The rates and terms of the Company’s fixed rate commitments to extend credit are competitive with others in the various markets in which the Company operates. The fair values of these instruments are immaterial.

(k) Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

15.	PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed balance sheet, statement of operations and statement of cash flows for Fraternity Community Bancorp, Inc. for the year ended December 31, 2011. No condensed balance sheet, statement of operations and statement of cash flows is presented for the year ended December 31, 2010.

CONDENSED BALANCE SHEET

2011
Assets:
Cash and due from bank	$6,313,532
Investment in bank subsidiary	23,803,157
Deferred income taxes	5,503
Income taxes receivable	(5,503)

Total assets	$30,116,689

Liabilities and Stockholders’ Equity
Liabilities:	0

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,587,000 shares at December 31, 2011	15,870
Additional paid in capital	14,944,647
Retained earnings	16,319,972
Unearned ESOP shares	(1,163,800)

Total stockholders’ equity	30,116,689

Total liabilities and stockholders’ equity	$30,116,689

CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2011

Interest income on loans	$0
Interest income on ESOP loan	0

Total income	0

Operating expenses	13,950

Loss before equity in income of bank subsidiary	(13,950)

Equity in net income of bank subsidiary	37,849

Net income	$23,899

CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2011

Cash flows from operating activities:
Net income	$23,899
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiary	(37,849)
Share based ESOP adjustment	(8,093)
Decrease in other assets	5,503
Increase in other liabilities	(5,503)

Net cash used in operating activities	(22,043)

Cash flows from investing activities:
Investment in bank subsidiary	(8,633,035)

Net cash used in investing activities	(8,633,035)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of costs)	14,968,610

Net cash provided by investing activities	14,968,610

Net increase in cash and cash equivalents	6,313,532
Cash and cash equivalents, beginning of year	0

Cash and cash equivalents, end of year	$6,313,532

16.	RECENT ACCOUNTING PRONOUNCEMENTS

All pending but not yet effective accounting standards updates were evaluated and only those listed below could have a material impact on the Company’s financial condition or results of operations.

In April, 2011, the Financial Accounting Standards Board issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The additional troubled debt restructuring disclosures contained within this report include the amount and type of troubled debt restructurings that occurred during the period in addition to the amount and type of defaults of troubled debt restructurings that had been restructured in the preceding 12 months. The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May, 2011, the Financial Accounting Standards Board issued an accounting standards update to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (IFRS) fair value accounting and reporting requirements. Additional disclosures required by the update include: (i) disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs; (ii) categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June, 2011, the Financial Accounting Standards Board issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the Statement of Stockholders’ Equity. The update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous Statement of Comprehensive Income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are only expected to change the manner in which our other comprehensive income is disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRATERNITY COMMUNITY BANCORP, INC.
March 26, 2012
	By:	/s/ Thomas K. Sterner
Thomas K. Sterner
Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas K. Sterner	Chairman of the Board,	March 26, 2012
Thomas K. Sterner	Chief Executive Officer and
Chief Financial Officer
(principal executive officer and principal financial and accounting officer)

/s/ Richard C. Schultze	President, Chief Operating	March 26, 2012
Richard C. Schultze	Officer and Director

/s/ William J. Baird, Jr.	Director	March 26, 2012
William J. Baird, Jr.

/s/ William D. Norton	Director	March 26, 2012
William D. Norton

/s/ Michael P. O’Shea	Director	March 26, 2012
Michael P. O’Shea