Form 10-Q
period 2012-03-31
Fraternity Community Bancorp Inc
filed 2012-05-15
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

As of May 11, 2012, the registrant had 1,587,000 shares of common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	March 31, 2012	December 31, 2011
	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$701,791	$1,033,637
Interest-bearing deposits in other banks	12,094,351	13,889,505

Total cash and cash equivalents	12,796,142	14,923,142

Investment securities:
Available-for-sale - at fair value	31,272,099	31,419,356
Held-to-maturity - at amortized cost (fair value approximates $7,886,089 and $7,970,403, respectively)	7,729,237	7,837,293
Loans - net of allowance for loan losses of $1,250,000 (2012 and 2011)	113,368,937	111,924,984
Property and equipment, net	751,946	740,501
Federal Home Loan Bank stock - at cost - restricted	1,306,500	1,306,500
Bank stock - at cost - unrestricted	60,600	60,600
Ground rents - net of valuation allowance of $45,500 (2012 and 2011)	854,996	854,996
Accrued interest receivable	657,599	605,197
Investment in bank-owned life insurance	4,396,163	4,354,252
Deferred income taxes	605,178	630,908
Other assets	769,793	673,356

TOTAL ASSETS	$174,569,190	$175,331,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$119,904,980	$121,200,060
Advances from the Federal Home Loan Bank	22,500,000	22,500,000
Advances by borrowers for taxes and insurance	1,172,506	831,448
Other liabilities	758,107	682,888

Total liabilities	144,335,593	145,214,396

Commitments and contingencies	0	0

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,587,000 shares at March 31, 2012	15,870	15,870
Additional paid in capital	14,942,055	14,944,647
Retained earnings - substantially restricted	16,222,840	16,170,684
Unearned ESOP shares	(1,137,350)	(1,163,800)
Accumulated other comprehensive income	190,182	149,288

Total stockholders’ equity	30,233,597	30,116,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,569,190	$175,331,085

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$1,467,294	$1,461,152
Other loans	1,178	1,256
Interest and dividends on investments and bank deposits	275,955	198,217
Income from ground rents owned	11,644	12,132

Total interest income	1,756,071	1,672,757

INTEREST EXPENSE:
Interest on deposits	461,776	668,291
Interest on borrowings	169,353	220,876

Total interest expense	631,129	889,167

NET INTEREST INCOME	1,124,942	783,590
PROVISION FOR LOAN LOSSES	73,019	60,058

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,051,923	723,532

NON-INTEREST INCOME:
Income on bank-owned life insurance	41,912	43,781
Gain on sale of loans	18,941	0
Other income	12,298	11,280

Total non-interest income	73,151	55,061

NON-INTEREST EXPENSES:
Salaries and employee benefits	573,188	506,539
Occupancy expenses	126,316	129,661
Legal fees	45,950	8,583
Federal Deposit Insurance premiums	35,559	40,142
Accounting and auditing expense	31,711	29,750
Data processing expense	109,534	99,301
Directors fees	26,479	24,817
Other general and administrative expenses	114,350	101,328

Total non-interest expenses	1,063,087	940,121

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	61,987	(161,528)
INCOME TAX EXPENSE (BENEFIT)	9,831	(80,900)

NET INCOME (LOSS)	$52,156	$(80,628)

EARNINGS (LOSS) PER COMMON SHARE - BASIC	$0.04	$0

EARNINGS (LOSS) PER COMMON SHARE - DILUTED	$0.04	$0

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)

NET INCOME (LOSS)	$52,156	$(80,628)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	68,156	58,305
Less: income taxes on unrealized losses arising during the period	(27,262)	(23,322)

OTHER COMPREHENSIVE INCOME	40,894	34,983

COMPREHENSIVE INCOME (LOSS)	$93,050	$(45,645)

See accompanying notes.

Fraternity Community Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2012 and 2011

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2010	$0	$0	$16,146,785	$0	$(160,210)	$15,986,575

Net Loss	0	0	(80,628)	0	0	(80,628)

Other Comprehensive Income	0	0	0	0	34,983	34,983

Acquisition of unearned ESOP shares				(1,269,600)		(1,269,600)

Issuance of Common Stock	15,870	14,949,545	0	0	0	14,965,415

Balance, March 31, 2011	$15,870	$14,949,545	$16,066,157	$(1,269,600)	$(125,227)	$29,636,745

Balance, December 31, 2011	$15,870	$14,944,647	$16,170,684	$(1,163,800)	$149,288	$30,116,689

Net Income	0	0	52,156	0	0	52,156

Other Comprehensive Income	0	0	0	0	40,894	40,894

ESOP shares released	0	(2,592)	0	26,450	0	23,858

Balance, March 31, 2012	$15,870	$14,942,055	$16,222,840	$(1,137,350)	$190,182	$30,233,597

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$52,156	$(80,628)
Adjustments to reconcile net income (loss) provided by operating activities:
Depreciation	21,480	21,740
Gain on sale of loans	(18,941)	0
Origination of loans sold	(1,173,000)	0
Proceeds from loans sold	1,191,941	0
Amortization/accretion of premium/discount	90,246	42,468
Increase in value of bank-owned life insurance	(41,912)	(43,782)
Stock based compensation (ESOP)	23,858	0
Provision for loan losses	73,019	60,058
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(148,838)	258,047
Other liabilities	75,219	172,225

Net cash provided by operating activities	145,228	430,128

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(1,851,075)	2,066,472
Acquisition of property and equipment	(32,925)	(17,489)
Purchase of:
Investment securities available-for-sale	(1,029,051)	(14,765,090)
Proceeds from:
Principal paydowns on investment securities available-for-sale	1,172,417	1,141,779
Principal paydowns on investment securities held-to-maturity	88,325	0
Sale of other real estate owned	334,103	0

Net cash used in investing activities	(1,318,206)	(11,574,328)

Fraternity Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(1,295,080)	(2,559,886)
Repayments of Federal Home Loan Bank borrowings	0	(83,333)
Proceeds from issuance of Common Stock, net	0	13,695,815
Increase in advances by borrowers for taxes and insurance	341,058	516,667

Net cash (used in) provided by financing activities	(954,022)	11,569,263

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,127,000)	425,063

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,923,142	25,881,831

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,796,142	$26,306,894

Cash paid for interest	$631,198	$896,175

Cash paid for taxes	$0	$0

Transfer of loans to other real estate owned	$334,103	$0

On March 31, 2011, the Company loaned $1,269,600 to the Employee Stock Ownership Plan, which was used to purchase 126,960 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS

ENDED MARCH 31, 2012 AND 2011

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Earnings per Common Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. Weighted average shares excludes unallocated ESOP shares. The Company has no dilutive potential common shares for the three month periods ended March 31, 2012 or 2011.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net Income (Loss)	$52,156	$(80,628)

Weighted average common shares outstanding	1,471,502	1,460,040

Basic and diluted earnings per share	$.04	$(.06)

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	000000,	000000,	000000,	000000,
	March 31, 2012 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$2,496,316	$31,094	$7,425	$2,519,985
Obligations of U.S. Government Agencies	6,696,750	86,678	12,800	6,770,628
Mortgage-backed securities:
FNMA	8,768,765	139,210	132	8,907,843
GNMA	7,716,000	47,350	25,686	7,737,664
FHLMC	2,206,762	13,147	1,244	2,218,665
FNMA CMO	2,500,080	51,765	0	2,551,845
Private Label CMO	577,583	4,413	16,527	565,469

	$30,962,256	$373,657	$63,814	$31,272,099

	000000,	000000,	000000,	000000,
	March 31, 2012 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$549,436	$15,819	$0	$565,255
SBA Pools	2,263,170	11,489	0	2,274,659
Mortgage-backed securities:
FNMA	4,916,631	129,544	0	5,046,175

	$7,729,237	$156,852	$0	$7,886,089

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$2,495,526	$7,844	$16,935	$2,486,435
Obligations of U.S. Government Agencies	6,696,656	126,082	0	6,822,738
Mortgage-backed securities:
FNMA	9,370,220	119,118	172	9,489,166
GNMA	7,019,669	31,425	41,879	7,009,215
FHLMC	2,334,789	7,438	17,889	2,324,338
FNMA CMO	2,636,100	67,091	0	2,703,191
Private Label CMO	623,176	5,259	44,162	584,273

	$31,176,136	$364,257	$121,037	$31,419,356

	000000,	000000,	000000,	000000,
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$551,202	$17,283	$0	$568,485
SBA Pools	2,345,921	12,401	0	2,358,322
Mortgage-backed securities:
FNMA	4,940,170	103,426	0	5,043,596

	$7,837,293	$133,110	$0	$7,970,403

The amortized cost and fair value of debt securities at March 31, 2012 and December 31, 2011 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	March 31, 2012 Available-for-Sale (unaudited)
	Amortized Cost	Fair Value

Due in one year through five years	$2,502,451	$2,526,021
Due in five years through ten years	6,372,125	6,485,528
Due after ten years	22,087,680	22,260,550

	$30,962,256	$31,272,099

	March 31, 2012 Held-to-Maturity (unaudited)
	Amortized Cost	Fair Value

Due in one year through five years	$1,162,339	$1,170,394
Due in five years through ten years	4,916,631	5,046,175
Due after ten years	1,650,267	1,669,520

	$7,729,237	$7,886,089

	December 31, 2011 Available-for-Sale
	Amortized Cost	Fair Value

Due in one year through five years	$2,502,994	$2,493,771
Due in five years through ten years	6,513,583	6,654,782
Due after ten years	22,159,559	22,270,803

	$31,176,136	$31,419,356

	December 31, 2011 Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$1,243,103	$1,254,845
Due in five years through ten years	4,940,170	5,043,596
Due after ten years	1,654,020	1,671,962

	$7,837,293	$7,970,403

The Bank recognized gross gains on sales of available-for-sale securities of $0 for the three months ended March 31, 2012 and 2011. The Bank recognized gross losses on sales of available-for-sale securities of $0 for the three months ended March 31, 2012 and 2011.

Securities with unrealized losses, segregated by length of impairment, as of March 31, 2012 and December 31, 2011 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

March 31, 2012 (unaudited)
Available-for-sale:
Bank Notes and Corporate Bonds	$1,492,575	$7,425	$0	$0	$1,492,575	$7,425
Obligation of U.S. Government Agencies	1,987,200	12,800	0	0	1,987,200	12,800
Mortgage-backed securities:
FNMA	0	0	7,470	132	7,470	132
GNMA	4,918,449	25,686	0	0	4,918,449	25,686
FHLMC	838,742	1,244	0	0	838,742	1,244
Private Label CMO	0	0	320,412	16,527	320,412	16,527

	$9,236,966	$47,155	$327,882	$16,659	$9,564,848	$63,814

Held-to-Maturity:	$0	$0	$0	$0	$0	$0

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

December 31, 2011
Available-for-sale:
Bank Notes and Corporate Bonds	$1,483,065	$16,935	$0	$0	$1,483,065	$16,935
Mortgage-backed securities:
FNMA	7,336	132	1,444	40	8,780	172
GNMA	4,022,149	41,879	0	0	4,022,149	41,879
FHLMC	1,598,353	17,889	0	0	1,598,353	17,889
Private Label CMO	0	0	293,611	44,162	293,611	44,162

	$7,110,903	$76,835	$295,055	$44,202	$7,405,958	$121,037

Held-to-Maturity:	$0	$0	$0	$0	$0	$0

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

Furthermore, as of March 31, 2012, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Bank’s consolidated income statement.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	March 31, 2012 (unaudited)	December 31, 2011

Real Estate Loans:
Owner Occupied One-to-four family	$74,605,982	$75,958,333
Non Owner Occupied One-to-four family	13,094,617	11,932,813
Home Equity Lines of Credit	9,977,641	9,501,693
Commercial Real Estate	11,134,499	10,040,391
Residential Construction	3,164,157	3,088,974
Land	2,575,244	2,584,476

Total Real Estate Loans	114,552,140	113,106,680

Consumer Loans	48,042	50,486
Commercial Loans	18,755	17,818

Total Loans	114,618,937	113,174,984

Less:
Allowance for loan losses	(1,250,000)	(1,250,000)

Total loans and allowance for loan losses	$113,368,937	$111,924,984

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

Owner Occupied One -To- Four Family Residential Loans. This portfolio segment consists of the origination of first mortgage loans and closed end home equity second mortgage loans secured by one-to- four family residential properties located in our market area. The Company offers both fixed and adjustable rate products on properties located in the Company’s primary market area. These loans are generally for terms of 15, 20 and 30 years amortized on a monthly basis. The Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as employment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Non Owner Occupied One -To- Four Family Real Estate Loans. Loans secured by investment properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases, although we might accept a second mortgage where the combined loan-to-value ratio is low.

Home Equity Lines of Credit. This portfolio segment consists primarily of open end, second mortgage loans secured by one –to- four family residential properties. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as employment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Commercial Real Estate Loans. This portfolio segment consists primarily of loans secured by commercial real estate. Loans secured by commercial real estate generally may have larger balances and more risk of default than one- to- four family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

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

Commercial Loans. This portfolio segment consists of unsecured lines of credit and closed end loans to business owners that have personal guarantees. These loans generally have higher interest rates and shorter terms than one- to- four family residential loans. These loans have a higher level of risk than one- to- four family residential loans. The increased risk is due to the increased difficulty of monitoring and higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

The balance of impaired loans was $4,160,704 and $4,101,788 as of March 31, 2012 and December 31, 2011, respectively.

Non-Performing/Past Due Loans - Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $3,897,885 and $3,838,051 at March 31, 2012 and December 31, 2011, respectively. Accruing loans past due more than 90 days totaled $0 at March 31, 2012 and December 31, 2011.

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our loan segments are residential construction, owner occupied one- to- four family residential, non owner occupied one- to- four family real estate, land, commercial real estate, home equity lines of credit (“HELOC”), consumer and commercial.

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments. As of March 31, 2012 there are 4 loans totaling $1,073,128 classified as troubled debt restructurings. The following is a summary of our troubled debt restructurings as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (unaudited)	December 31, 2011

Residential Real Estate (owner occupied)	$959,628	$1,447,084
Residential Construction	0	0
Land	113,500	115,000

Total	$1,073,128	$1,562,084

With respect to the three owner-occupied one-to-four family residential troubled debt restructured loans, they had outstanding balances of $263,000, $260,000 and $437,000 at March 31, 2012. The borrower on the loan with an outstanding balance of $263,000 was having temporary financial difficulty, and we agreed to modify the loan to allow the borrower to make interest only payments for a period of seven months. No principal or interest was forgiven and no change in the interest rate was made. The borrower resumed making fully amortizing payments in March and as this is an adjustable rate mortgage, the principal and interest payment will be adjusted at each rate change to fully amortize the loan by the original maturity date. This loan has never been nonaccrual. The interest for the three months ended March 31, 2012 on this loan was $2,548, all of which was recognized as income. The borrower complied with the temporary payment as agreed.

The borrower on the $260,000 loan was having temporary financial difficulty, and we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment plan. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $4,000 until the loan was paid off. No principal or interest was forgiven and no change in the interest rate was made. Due to employment issues the borrower defaulted on the loan again. The borrower has now secured additional employment and after a review of the borrower’s current and projected income we have agreed to a new re-payment schedule that covers a 45 month period of time which became effective January 2012. The borrower has made all payments as agreed under the plan. This loan remains classified as substandard and is a non-accrual loan. Until the borrower demonstrates a willingness and ability to repay the loan payments received from the borrower under the payment plan will be credited towards the principal balance and the escrow account for future payments of taxes and insurance. If all payments required under the repayment plan are received on time it is anticipated that we will not recognize income on this loan for a period of 15 months. We have not forgiven principal or interest nor made a concession in the interest rate or extended the maturity date.

The borrower on the $437,000 loan was having temporary financial difficulty, and we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment arrangement. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $16,000 until the loan was paid off. No principal or interest was forgiven and no change in the interest rate was made. The borrower had moved out of the property and rented it with the anticipation that the rental income would cover the mortgage payment. The borrower defaulted again and we initiated foreclosure action. This loan remains classified as substandard and is a non-accrual loan. We have reached an agreement that allows the borrower to try and sell the property now that the tenant has vacated the property. This agreement expired at the end of March and the sale of the house did not take place, and we have moved forward with the foreclosure process.

With respect to our one land loan classified as a troubled debt restructuring as of March 31, 2012 totaling $113,500, we agreed to accept a short sale of the property plus a promissory note of $30,000 that requires monthly payments of $500. To date, the borrower has made the required $500 monthly payments. The short sale agreement has been extended through the end of September, 2012. This loan remains classified as substandard and is a non-accrual loan.

If a loan is in nonaccrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six payments under the restructured terms, unless, we have adequate collateral valuations or other analyses to support maintaining the loan on accrual status.

All of the above loans were classified as impaired and measured for loss in accordance with Accounting Standards Codification 310-10-35. The land loan was measured using the fair value of collateral less disposition costs method, and the other three loans were initially measured using the present value of discounted cash flows method. Subsequently, the $260,000 loan and the $437,000 loan were measured using the fair value of collateral method. The discount rate used was the original note rate, which in each of these instances is equal to the modified terms rate. The other significant assumptions used in our discounted cash flow model to determine the fair value of the loans were the schedule of cash flows produced under the modified terms.

Interest income that would have been recorded for the three month period ended March 31, 2012 and the year ended December 31, 2011 had nonaccrual loans been current according to their original terms, amounted to approximately $56,500 and $212,300, respectively.

The following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses as of March 31, 2012 and December 31, 2011:

Credit Risk Analysis of Loans Receivable

As of March 31, 2012 (unaudited)

	Owner	Non Owner
	Occupied	Occupied
	1-4 Family	1-4 Family	Home Equity	Commercial
	Residential	Residential	Lines of Credit	Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$69,561,794	$12,093,008	$9,490,580	$9,934,137	$1,598,959	$2,267,722	$48,042	$18,755	$105,012,997
Special Mention	3,846,013	526,751	163,252	1,200,362	0	0	0	0	5,736,378
Substandard	1,198,175	474,858	323,809	0	1,565,198	307,522	0	0	3,869,562

Total	$74,605,982	$13,094,617	$9,977,641	$11,134,499	$3,164,157	$2,575,244	$48,042	$18,755	$114,618,937

Credit risk profile based on payment activity:
Performing	$73,407,807	$12,619,759	$9,625,509	$11,134,499	$1,598,959	$2,267,722	$48,042	$18,755	$110,721,052

Nonperforming	1,198,175	474,858	352,132	0	1,565,198	307,522	0	0	3,897,885

Total	$74,605,982	$13,094,617	$9,977,641	$11,134,499	$3,164,157	$2,575,244	$48,042	$18,755	$114,618,937

Credit Risk Analysis of Loans Receivable

As of December 31, 2011

	Owner	Non Owner
	Occupied	Occupied
	1-4 Family Residential	1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$70,944,566	$10,929,017	$9,045,770	$8,835,392	$1,523,776	$2,275,454	$50,486	$17,818	$103,622,279
Special Mention	3,618,817	924,975	362,614	1,204,999	0	0	0	0	6,111,405
Substandard	1,394,950	78,821	93,309	0	1,565,198	309,022	0	0	3,441,300

Total	$75,958,333	$11,932,813	$9,501,693	$10,040,391	$3,088,974	$2,584,476	$50,486	$17,818	$113,174,984

Credit risk profile based on payment activity:
Performing	$74,563,383	$11,457,241	$9,408,384	$10,040,391	$1,523,776	$2,275,454	$50,486	$17,818	$109,336,933

Nonperforming	1,394,950	475,572	93,309	0	1,565,198	309,022	0	0	3,838,051

Total	$75,958,333	$11,932,813	$9,501,693	$10,040,391	$3,088,974	$2,584,476	$50,486	$17,818	$113,174,984

Aged Analysis of Past Due Loans Receivable

As of March 31, 2012 (unaudited)

	Owner	Non Owner
	Occupied	Occupied
	1-4 Family	1-4 Family	Home Equity	Commercial
	Residential	Residential	Lines of Credit	Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$255,950	$0	$226,540	$0	$0	$0	$0	$0	$482,490
60-89 Days Past Due	3,257	0	230,864	0	0	0	0	0	234,121
Greater Than 90 Days Past Due	828,696	78,821	69,528	0	1,565,198	307,522	0	0	2,849,765

Total Past Due	1,087,903	78,821	526,932	0	1,565,198	307,522	0	0	3,566,376

Current	73,518,079	13,015,796	9,450,709	11,134,499	1,598,959	2,267,722	48,042	18,755	111,052,561

Total Loans Receivable	$74,605,982	$13,094,617	$9,977,641	$11,134,499	$3,164,157	$2,575,244	$48,042	$18,755	$114,618,937

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

Aged Analysis of Past Due Loans Receivable

As of December 31, 2011

	Owner	Non Owner
	Occupied	Occupied
	1-4 Family Residential	1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$40,965	$0	$0	$0	$0	$0	$0	$0	$40,965
60-89 Days Past Due	3,273	0	29,557	0	0	0	0	0	32,830
Greater Than 90 Days Past Due	1,299,668	78,821	69,528	0	1,565,198	309,022	0	0	3,322,237

Total Past Due	1,343,906	78,821	99,085	0	1,565,198	309,022	0	0	3,396,032
Current	74,614,427	11,853,992	9,402,608	10,040,391	1,523,776	2,275,454	50,486	17,818	109,778,952

Total Loans Receivable	$75,958,333	$11,932,813	$9,501,693	$10,040,391	$3,088,974	$2,584,476	$50,486	$17,818	$113,174,984

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For the Three Months Ended March 31, 2012 (unaudited)

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$495,271	$77,051	$145,830	$190,767	$28,952	$120,372	$2,858	$1,008	$187,891	$1,250,000
Charge-offs	(83,715)	0	0	0	0	0	0	0	0	(83,715)
Recoveries	9,697	0	999	0	0	0	0	0	0	10,696
Provision	227,184	81,681	(74,638)	(23,750)	(12,962)	(92,025)	(1,835)	(738)	(29,898)	73,019

Ending Balance	$648,437	$158,732	$72,191	$167,017	$15,990	$28,347	$1,023	$270	$157,993	$1,250,000

Ending Balance Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0

Ending Balance Collectively evaluated for impairment	$648,437	$158,732	$72,191	$167,017	$15,990	$28,347	$1,023	$270	$157,993	$1,250,000

Loans Receivable:

Ending Balance	$74,605,982	$13,094,617	$9,977,641	$11,134,499	$3,164,157	$2,575,244	$48,042	$18,755	$0	$114,618,937

Ending Balance Individually evaluated for impairment	$1,539,815	$396,037	$352,132	$0	$1,565,198	$307,522	$0	$0	$0	$4,160,704

Ending Balance Collectively evaluated for impairment	$73,066,167	$12,698,580	$9,625,509	$11,134,499	$1,598,959	$2,267,722	$48,042	$18,755	$0	$110,458,233

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For the Three Months Ended March 31, 2011 (unaudited)

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$536,549	$0	$407,352	$75,473	$80,789	$173,024	$3,259	$0	$23,554	$1,300,000
Charge-offs	0	0	0	0	0	(75,718)	0	0	0	(75,718)
Recoveries	0	0	660	0	0	0	0	0	0	660
Provision	(120,235)	105,317	(22,060)	(289)	11,652	106,397	104	0	(20,828)	60,058

Ending Balance	$416,314	$105,317	$385,952	$75,184	$92,441	$203,703	$3,363	$0	$2,726	$1,285,000

Ending Balance Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0

Ending Balance Collectively evaluated for impairment	$416,314	$105,317	$385,952	$75,184	$92,441	$203,703	$3,363	$0	$2,726	$1,285,000

Loans Receivable:

Ending Balance	$73,049,662	$11,337,191	$12,136,854	$3,954,055	$6,453,534	$2,650,353	$50,262	$18,613	$0	$109,650,524

Ending Balance Individually evaluated for impairment	$1,629,356	$0	$94,382	$0	$1,565,198	$311,022	$0	$0	$0	$3,599,958

Ending Balance Collectively evaluated for impairment	$71,420,306	$11,337,191	$12,042,472	$3,954,055	$4,888,336	$2,339,331	$50,262	$18,613	$0	$106,050,566

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. Information with respect to nonperforming assets and troubled debt restructurings at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012 (unaudited)	December 31, 2011
Non-Accrual Loans	$3,897,885	$3,838,051
Other Real Estate Owned, net	0	0
Loans 90 days or more past due and still accruing	0	0

Total Nonperforming Assets	$3,897,885	$3,838,051

Troubled Debt Restructurings	$1,073,128	$1,562,084

Troubled Debt Restructurings included In Non-Accrual Loans	(810,309)	(1,298,347)

Troubled Debt Restructurings and	$4,160,704	$4,101,788

Total Nonperforming Assets

Loans Receivable on Nonaccrual Status

As of March 31, 2012 (unaudited)

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Unpaid Principal Balance	$1,198,175	$474,858	$352,132	$0	$1,565,198	$307,522	$0	$0	$3,897,885

Loans Receivable on Nonaccrual Status

As of December 31, 2011

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Unpaid Principal Balance	$1,394,950	$475,572	$93,309	$0	$1,565,198	$309,022	$0	$0	$3,838,051

Troubled Debt Restructurings

As of March 31, 2012 (unaudited)

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Number of Loans	3	0	0	0	0	1	0	0	4

Pre-Modification Principal Balance	$971,948	$0	$0	$0	$0	$116,500	$0	$0	$1,088,448

Post-Modification Principal Balance	$959,628	$0	$0	$0	$0	$113,500	$0	$0	$1,073,128

Troubled Debt Restructurings that Subsequently Defaulted:

Number of Loans	1	0	0	0	0	0	0	0	1

Current Principal Balance	$436,823	$0	$0	$0	$0	$0	$0	$0	$436,823

Troubled Debt Restructurings

As of December 31, 2011

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Number of Loans	4	0	0	0	0	1	0	0	5

Pre-Modification Principal Balance	$1,513,885	$0	$0	$0	$0	$116,500	$0	$0	$1,630,385

Post-Modification Principal Balance	$1,447,084	$0	$0	$0	$0	$116,500	$0	$0	$1,562,084

Troubled Debt Restructurings that Subsequently Defaulted:

Number of Loans	3	0	0	0	0	0	0	0	3

Current Principal Balance	$1,183,347	$0	$0	$0	$0	$0	$0	$0	$1,183,347

Impaired Loans

As of and for the Three Months Ended March 31, 2012 (unaudited)

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Loans With A Valuation Allowance:

Unpaid Principal Balance	$0	$0	$0	$0	$0	$0	$0	$0	$0
Related Allowance for Loan Losses	0	0	0	0	0	0	0	0	0
Average Recorded Investment	0	0	0	0	0	0	0	0	0
Interest Income Recognized	0	0	0	0	0	0	0	0	0

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$1,460,994	$474,858	$352,132	$0	$1,565,198	$307,522	$0	$0	$4,160,704
Average Recorded Investment	1,559,840	475,215	222,721	0	1,565,198	308,272	0	0	4,131,246
Interest Income Recognized	4,999	4,438	410	0	0	0	0	0	9,847

Totals:

Unpaid Principal Balance	$1,460,994	$474,858	$352,132	$0	$1,565,198	$307,522	$0	$0	$4,160,704
Average Recorded Investment	1,559,840	475,215	222,721	0	1,565,198	308,272	0	0	4,131,246
Interest Income Recognized	4,999	4,438	410	0	0	0	0	0	9,847

Impaired Loans

As of and for the Three Months Ended March 31, 2011 (unaudited)

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Loans with a Valuation Allowance:

Unpaid Principal Balance	$0	$0	$0	$0	$0	$0	$0	$0	$0
Related Allowance for Loan Losses	0	0	0	0	0	0	0	0	0
Average Recorded Investment	0	0	0	0	0	0	0	0	0
Interest Income Recognized	0	0	0	0	0	0	0	0	0

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$1,629,356	$0	$94,382	$0	$1,565,198	$311,022	$0	$0	$3,599,958
Average Recorded Investment	1,630,171	0	47,191	0	1,071,424	428,253	0	0	3,177,039
Interest Income Recognized	3,684	0	0	0	0	0	0	0	3,684

Totals:

Unpaid Principal Balance	$1,629,356	$0	$94,382	$0	$1,565,198	$311,022	$0	$0	$3,599,958
Average Recorded Investment	1,630,171	0	47,191	0	1,071,424	428,253	0	0	3,177,039
Interest Income Recognized	3,684	0	0	0	0	0	0	0	3,684

4.	EMPLOYEE STOCK OWNERSHIP PLAN

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the three months ended March 31, 2012 and 2011 was $23,858 and $0, respectively.

A summary of ESOP shares at March 31, 2012 is as follows:

Shares committed for release	13,225

Unearned shares	113,735

Total ESOP shares	126,960

Fair Value of unearned shares	$1,154,410

5.	REGULATORY MATTERS

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

As of March 31, 2012 and December 31, 2011 (the most recent notification from the OCC), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Bank’s capital position:

	Actual		For Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of March 31, 2012 (unaudited):
Fraternity Federal Savings & Loan Association
Total Risk-Based Capital (to risk-weighted assets)	$24,873	26.59%	$7,484	8.0%
Tier I Capital (to risk-weighted assets)	$23,703	25.34%	$3,742	4.0%
Tier I Capital (to adjusted total assets)	$23,703	13.58%	$5,236	3.0%
Tangible Capital (to adjusted total assets)	$23,703	13.58%	$2,618	1.5%

	Actual		For Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2011:
Fraternity Federal Savings & Loan Association
Total Risk-Based Capital (to risk-weighted assets)	$24,827	26.46%	$7,506	8.0%
Tier I Capital (to risk-weighted assets)	$23,654	25.21%	$3,753	4.0%
Tier I Capital (to adjusted total assets)	$23,654	13.50%	$5,256	3.0%
Tangible Capital (to adjusted total assets)	$23,654	13.50%	$2,628	1.5%

6.	FAIR VALUE MEASUREMENTS

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

The following table presents the Bank’s assets measured at fair value on a recurring basis:

	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$2,519,985	$0	$2,519,985	$0
Obligations of U.S. Government agencies	6,770,628	0	6,770,628	0
FNMA	8,907,843	0	8,907,843	0
GNMA	7,737,664	0	7,737,664	0
FHLMC	2,218,665	0	2,218,665	0
FNMA CMO	2,551,845	0	2,551,845	0
Private label CMO	565,469	0	565,469	0

	$31,272,099	$0	$31,272,099	$0

Total assets measured at fair value	$31,272,099	$0	$31,272,099	$0

	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$2,486,435	$0	$2,486,435	$0
Obligations of U.S. Government agencies	6,822,738	0	6,822,738	0
FNMA	9,489,166	0	9,489,166	0
GNMA	7,009,215	0	7,009,215	0
FHLMC	2,324,338	0	2,324,338	0
FNMA CMO	2,703,191	0	2,703,191	0
Private label CMO	584,273	0	584,273	0

	$31,419,356	$0	$31,419,356	$0

Total assets measured at fair value	$31,419,356	$0	$31,419,356	$0

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

For assets measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at March 31, 2012 (unaudited)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans:
Construction	$1,565,198	$0	$1,565,198	$0
Owner occupied 1-4 Family	1,460,994	0	1,460,994	0
Non owner occupied 1-4 Family	474,858	0	474,858	0
Home Equity Lines of Credit	352,132	0	352,132	0
Land	307,522	0	307,522	0

	$4,160,704	$0	$4,160,704	$0

	Fair Value at December 31, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans:
Construction	$1,565,198	$0	$1,565,198	$0
Owner occupied 1-4 Family	1,658,687	0	1,658,687	0
Non owner occupied 1-4 Family	475,572	0	475,572	0
Home Equity Lines of Credit	93,309	0	93,309	0
Land	309,022	0	309,022	0

	$4,101,788	$0	$4,101,788	$0

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

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions are set forth below for the Bank’s financial instruments as of March 31, 2012 and December 31, 2011.

	March 31, 2012 (unaudited)
	Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total
Assets:
Cash and cash equivalents	$12,796,142	$12,796,142	$0	$0	$12,796,142
Securities - available-for-sale	31,272,099	0	31,272,099	0	31,272,099
Securities - held-to-maturity	7,729,237	0	7,886,089	0	7,886,089
Loans, gross	114,618,937	0	4,160,704	115,317,314	119,478,018
Federal Home Loan Bank stock	1,306,500	0	1,306,500	0	1,306,500
Bank stock	60,600	0	60,600	0	60,600
Investment in bank-owned life insurance	4,396,163	4,396,163	0	0	4,396,163

Liabilities:
Deposit accounts and advances by borrowers	121,077,486	0	122,026,896	0	122,026,896
Advances from the FHLB	22,500,000	0	23,225,111	0	23,225,111

	December 31, 2011
	Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total
Assets:
Cash and cash equivalents	$14,923,142	$14,923,142	$0	$0	$14,923,142
Securities - available-for-sale	31,419,356	0	31,419,356	0	31,419,356
Securities - held-to-maturity	7,837,293	0	7,970,403	0	7,970,403
Loans, gross	113,174,984	0	4,101,788	112,732,563	116,834,351
Federal Home Loan Bank stock	1,306,500	0	1,306,500	0	1,306,500
Bank stock	60,600	0	60,600	0	60,600
Investment in bank-owned life insurance	4,354,252	4,354,252	0	0	4,354,252

Liabilities:
Deposit accounts and advances by borrowers	122,031,508	0	122,998,429	0	122,998,429
Advances from the FHLB	22,500,000	0	23,223,703	0	23,223,703

	March 31, 2012 (unaudited)	December 31, 2011

Off-Balance Sheet Instruments:
Commitments to extend credit	$0	$0
Unused lines of credit	$11,713,999	$12,006,256

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

(h) Advances from the FHLB - Fair values are estimated by discounting carrying values using a cash flow approach based on market rates as of March 31, 2012 and December 31, 2011.

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

8.	RECENT ACCOUNTING PRONOUNCEMENTS

All pending but not yet effective accounting standards updates were evaluated and only those listed below could have a material impact on the Company’s financial condition or results of operations.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Company on January1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, the Company’s financial statements now include separate statements of comprehensive income.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Company on January 1, 2012 and, aside from new disclosures included in Note 7 - Fair Value of Financial Instruments, did not have a significant impact on the Company’s financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

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

General

Fraternity Community Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on October 12, 2010 by Fraternity Federal Savings and Loan Association (the “Bank”) to be its holding company following the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on March 31, 2011 and also on that date, the Company completed its public stock offering and issued 1,587,000 shares of its common stock for aggregate proceeds of $15,870,000, and net proceeds of $14,968,600. The Company’s business is the ownership of the outstanding capital stock of the Bank. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank with payment of appropriate rental fees as required by applicable law and regulations, under the terms of an expense allocation agreement between the Company and the Bank.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Assets. At March 31, 2012, total assets decreased by $762,000 to $174.6 million at March 31, 2012 from $175.3 million at December 31, 2011. The decrease in assets for the three months ended March 31, 2012 was due mainly to a $2.1 million decrease in cash and cash equivalents from $14.9 million at December 31, 2011 to $12.8 million at March 31, 2012, offset, in part, by a $1.4 million increase in loans receivable. Owner occupied one- to four-family loans decreased to $74.6 million at March 31, 2012 from $76.0 million at December 31, 2011; non-owner occupied one- to four-family loans increased to $13.1 million at March 31, 2012 from $11.9 million at December 31, 2011; commercial real estate loans increased to $11.1 million at March 31, 2012 from $10.0 million at December 31, 2011; residential construction loans increased to $3.2 million at March 31, 2012 from $3.1 million at December 31, 2011; and lines of credit, all of which are secured by one- to four-family residential properties, totaled $10.0 million at March 31, 2012 compared to $9.5 million at December 31, 2011.

At March 31, 2012, we had $31.3 million of securities available-for-sale compared to $31.4 million at December 31, 2011, and we had $7.7 million of securities held-to-maturity compared to $7.8 million at December 31, 2011.

Results of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited)

Overview. We had net income of $52,200 for the three months ended March 31, 2012, as compared to a net loss of $80,600 for the three months ended March 31, 2011. The increase in net income between the periods was primarily due to an increase in net interest income of $341,300 or 43.6%. This was due to a large decrease in interest expense on savings and Federal Home Loan Bank advances, as we were able to take advantage of declining interest rates to reprice maturing certificates of deposit at lower rates. Noninterest income increased by $18,100, or 32.9% from $55,100 for the three months ended March 31, 2011 to $73,200 for the three months ended March 31, 2012. Noninterest expense increased by $123,000 or 13.1% from $940,100 for the three months ended March 31, 2011 to $1,063,100 for the three months ended March 31, 2012. Provision for loan and lease losses increased by $13,000, or 21.6% from $60,100 for the three months ended March 31, 2011 to $73,000 for the three months ended March 31, 2012. Provision for income taxes increased by $90,700, or 112.2%, from an income tax benefit of $80,900 for the three months ended March 31, 2011 to an income tax expense of $9,800 for the three months ended March 31, 2012.

Net Interest Income. Net interest income increased by $341,300, or 43.6%, from $783,600 for the three months ended March 31, 2011 to $1.1 million for the three months ended March 31, 2012. The increase in net interest income is primarily attributable to a decrease in interest expense as interest rates continue to decline due to current economic conditions and an increase in interest and dividends on investments and bank deposits.

Interest on loans receivable, net increased by $6,100, or 0.4%, from $1.462 million for the three months ended March 31, 2011 to $1.468 million for the three months ended March 31, 2012, due to a $3.2 million, or 2.9%, increase in the average balance of loans, offset in part by a 13 basis point decrease in the average yield. The increase in the average balance of loans reflects our decision to originate more commercial real estate loans during the three months ended March 31, 2012. The decrease in the average yield on loans was attributable to market rates remaining at a low level.

Interest on investment securities available-for-sale increased by $10,100, or 5.3%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, as a $782,700, or 2.6%, increase in the average balance of investment securities available-for-sale and a 6 basis point increase in the average yield is the result of our decision to purchase investment securities due to low loan demand.

Interest on cash and cash equivalents remained low by historical standards during the three months ended March 31, 2012 and 2011 due to the historically low prevailing market rates during those periods.

During the three months ended March 31, 2012, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $178,400, or 28.9%, from $617,100 for the three months ended March 31, 2011, to $438,700 for the three months ended March 31, 2012, due to a 48 basis point decrease in the average cost of time deposits and a $10.9 million, or 10.4%, decrease in the average balance of time deposits. During the three months ended March 31, 2012, we were able to take advantage of declining interest rates to reprice maturing certificates of deposit at lower rates. Interest on brokered deposits decreased by $19,900, or 80.6%, from $24,700 for the three months ended March 31, 2011, to $4,800 for the three months ended March 31, 2012, as both the average balance of, and average rate paid on, brokered deposits decreased. Interest on NOW and money market accounts remained stable during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, even with an 18.7% increase in the average balance of NOW and money market accounts. Interest on passbook accounts decreased by $8,700, or 37.1%, from $23,400 for the three months ended March 31, 2011 to $14,700 for the three months ended March 31, 2012, due primarily to a 26 basis point decrease in the average cost of passbook accounts. The average balance of passbook accounts increased during the three months ended March 31, 2012, from $15.5 million as of March 31, 2011 to $17.0 million as of March 31, 2012.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank of Atlanta advances, decreased by $51,500, or 23.3%, for three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due to a decrease of 91 basis points in the average cost of these other interest-bearing liabilities. At March 31, 2012 and December 31, 2011, we had $22.5 million of Federal Home Loan Bank of Atlanta advances.

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits in other banks	$13,144,863	$8,214	.25%	$21,786,836	$3,697	.07%
Loans receivable, net (3)	112,603,600	1,468,472	5.22	109,426,840	1,462,407	5.35
Investment securities available-for-sale (1)	31,353,213	201,792	2.57	30,570,541	191,688	2.51
Investment securities held-to-maturity (2)	7,765,724	61,862	3.19	0	0	.00
Other interest-earning assets	2,222,096	15,731	2.83	2,256,676	14,965	2.65

Total interest-earning assets	167,089,496	1,756,071	4.20	164,040,893	1,672,757	4.08

Noninterest-earning assets	7,257,768			9,595,742

Total assets	$174,347,264			$173,636,635

Liabilities and equity:
Time deposits	$94,024,168	$438,723	1.87	$104,921,383	$617,144	2.35
NOW and money market	5,922,055	3,528	.24	4,990,255	3,058	.25
Passbook	17,030,501	14,746	.35	15,491,675	23,449	.61
Brokered deposits	1,792,207	4,779	1.07	2,326,995	24,640	4.24
Federal Home Loan Bank advances	22,500,000	169,353	3.01	22,527,778	220,876	3.92

Total interest-bearing liabilities	141,268,931	631,129	1.79	150,258,086	889,167	2.37

Noninterest-bearing liabilities	2,866,093			2,760,717

Total liabilities	144,135,024			153,018,803

Total equity	30,212,240			20,617,832

Total liabilities and equity	$174,347,264			$173,636,635

Net interest income		$1,124,942			$783,590

Interest rate spread			2.41%			1.71%

Net interest margin			2.69%			1.91%

Ratio of average interest-earning assets to average interest-bearing liabilities			118.28%			109.17%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on non-accrual status are included in average assets.

Noninterest Income. Total noninterest income increased by $18,100, or 32.9%, from $55,100 for the three months ended March 31, 2011 compared to $73,200 for the three months ended March 31, 2012. The increase was due to an $18,900 gain on sale of loans during the three months ended March 31, 2012 compared to no gain on sale of loans during the three months ended March 31, 2011.

Noninterest Expenses. Total noninterest expenses increased by $123,000, or 13.1%, from $940,110 for the three months ended March 31, 2011 to $1.1 million for the three months ended March 31, 2012. The increase primarily was attributable to salaries and employee benefits, relating to a new commercial loan officer and compensation expenses related to our ESOP. Also contributing to the increase were additional expenses as a result of being a public company for the three month period ended March 31, 2012.

Income Tax Expense. We recognized income tax expense of $9,800 during the three months ended March 31, 2012. For the three months ended March 31, 2011, we had an income tax benefit of $80,900, due to our incurring a net loss during that period.

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

Our provision for loan losses was $73,000 for the three months ended March 31, 2012 compared to $60,100 for the three months ended March 31, 2011. At March 31, 2012 and December 31, 2011, the allowance for loan losses was $1.25 million, or 1.1%, of the total loan portfolio.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

Nonaccrual loans totaled $3.9 million at March 31, 2012 compared to $3.8 million at December 31, 2011. Net loan charge-offs amounted to $73,000 during the three months ended March 31, 2012, compared to $75,100 during the three months ended March 31, 2011. As of December 31, 2011, nonaccrual loans included two lot loans totaling $309,000, one speculative construction loan totaling $1.6 million, two home equity lines of credit totaling $93,300 and thirteen one-to-four family residential loans totaling $1.9 million. During the three months ended March 31, 2012 we received principal payments on one of the lot loans totaling $1,500. Also during this period we received deed in lieu of foreclosure on one of the one-to-four family residential loans totaling $486,500. This loan was insured by a private mortgage insurance company and previous evaluations had included receiving 100% of the insurance proceeds for this loan. At the same time we received deed in lieu of foreclosure on this property, we were informed by the private mortgage insurer that due to an administrative supervision action taken by the North Carolina Department of Insurance they would only be able to pay fifty percent of the claim payment with the other half deferred and credited to a temporary surplus account on the books of the insurer. We were also able to sell and settle on this property during the three months ended March 31, 2012. Since we do not currently know if or when we may receive the other fifty percent of our claim, we assumed it to be a loss which resulted in a charge-off on this loan of $83,700. As of March 31, 2012, nonaccrual loans included two lot loans totaling $307,500, one speculative construction loan totaling $1.6 million, seventeen one- to- four family residential loans totaling $1.7 million and three home equity lines of credit totaling $323,800.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At
	March 31, 2012	December 31, 2011
	(unaudited)
Nonaccrual loans:
Real estate loans:
Owner occupied one-to four-family	$1,198,175	$1,394,950
Non-owner occupied one-to four-family	474,858	475,572
Lines of credit	352,132	93,309
Commercial	0	0
Residential construction	1,565,198	1,565,198
Land	307,522	309,022
Commercial	0	0
Consumer	0	0

Total	$3,897,885	$3,838,051

Accruing loans past due 90 days or more:
Real estate loans:
One-to four-family	0	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total	$0	$0

Total of nonaccrual loans and accruing loans 90 days Or more past due	$3,897,885	$3,838,051
Assets acquired through foreclosure	0	0

Total nonperforming assets	$3,897,885	$3,838,051

Troubled debt restructurings	$1,073,128	$1,562,084

Troubled debt restructurings included in non-accrual loans	$(810,309)	$(1,298,347)

Troubled debt restructurings and total nonperforming assets	$4,160,704	$4,101,788

Total of nonaccrual loans and accruing loans past due 90 days Or more to total loans	3.40%	3.39%

Total of nonaccrual loans and accruing loans past due 90 days Or more to total assets	2.23%	2.19%

Total nonperforming assets to total assets	2.23%	2.19%

For further information regarding the composition of our non-accrual loans, see “ - Results of Operations for the Three Months Ended March 31, 2012 and 2011 - Provision for Loan Losses.”

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. At March 31, 2012 and December 31, 2011, we had $1.1 million and $1.6 million, respectively, in modified loans, which are also referred to as troubled debt restructurings. Included in troubled debt restructurings at March 31, 2012 were three loans secured by one-to-four family residential owner occupied properties totaling $959,600 and one lot loan totaling $113,500. Two of the three one-to-four family residential loans totaling $522,800 are performing under their current agreements. The other one-to-four family residential loan totaling $436,800 was not performing under their agreement. The one lot loan totaling $113,500 was performing under its current agreement. All but one of these loans totaling $262,800 are nonaccrual as of March 31, 2012 and classified as substandard. One loan totaling $262,800, a one-to-four family residential owner-occupied loan, has performed under its current agreement for greater than six months, and so it is neither nonaccrual nor substandard at March 31, 2012.

With respect to the three owner-occupied one-to-four family residential troubled debt restructured loans, they had outstanding balances of $263,000, $260,000 and $437,000 at March 31, 2012. The borrower on the loan with an outstanding balance of $263,000 was having temporary financial difficulty, and we agreed to modify the loan to allow the borrower to make interest only payments for a period of seven months. No principal or interest was forgiven and no change in the interest rate was made. The borrower resumed making fully amortizing payments in March and as this is an adjustable rate mortgage, the principal and interest payment will be adjusted at each rate change to fully amortize the loan by the original maturity date. This loan has never been nonaccrual. The interest for the three months ended March 31, 2012 on this loan was $2,548, all of which was recognized as income. The borrower complied with the temporary payment as agreed.

The borrower on the $260,000 loan was having temporary financial difficulty, and we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment plan. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $4,000 until the loan was paid off. No principal or interest was forgiven and no change in the interest rate was made. Due to employment issues the borrower defaulted on the loan again. The borrower has now secured additional employment and after a review of the borrower’s current and projected income we have agreed to a new re-payment schedule that covers a 45 month period of time which became effective January 2012. The borrower has made all payments as agreed under the plan. This loan remains classified as substandard and is a non-accrual loan. Until the borrower demonstrates a willingness and ability to repay, the loan payments received from the borrower under the payment plan will be credited towards the principal balance and the escrow account for future payments of taxes and insurance. If all payments required under the repayment plan are received on time it is anticipated that we will not recognize income on this loan for a period of 15 months. We have not forgiven principal or interest nor made a concession in the interest rate or extended the maturity date.

The borrower on the $437,000 loan was having temporary financial difficulty, and we agreed to modify the loan by allowing a temporary payment plan. The borrower complied with the temporary payment arrangement. At the conclusion of the temporary payment plan, we agreed to defer the payment of the then accrued interest of $16,000 until the loan was paid off. No principal or interest was forgiven and no change in the interest rate was made. The borrower had moved out of the property and rented it with the anticipation that the rental income would cover the mortgage payment. The borrower defaulted again and we initiated foreclosure action. This loan remains classified as substandard and is a non-accrual loan. We have reached an agreement that allows the borrower to try and sell the property now that the tenant has vacated the property. This agreement expired at the end of March and the sale of the house did not take place, and we have moved forward with the foreclosure process.

With respect to our one lot loan classified as a troubled debt restructuring as of March 31, 2012 totaling $113,500, we agreed to accept a short sale of the property plus a promissory note of $30,000 that requires monthly payments of $500. To date, the borrower has made the required $500 monthly payments. The short sale agreement has been extended through the end of September, 2012. This loan remains classified as substandard and is a non-accrual loan.

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

At March 31, 2012, we did not have any other real estate owned.

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

General Valuation Allowance. We establish a general valuation allowance for loans that should be adequate to reserve for the estimated credit losses inherent in each segment of our loan portfolio, given the facts and circumstances as of the valuation date for all loans in the portfolio that have not been classified. The allowance is based on our average annual rate of net charge offs experienced over the previous four quarters on each segment of the portfolio and is adjusted for current qualitative factors. If historical loss data is not available for a segment, the estimates used will be based on various components such as industry averages. For purposes of determining the estimated credit losses, the loan portfolio is segmented as follows: (i) one- to four-family owner occupied first mortgage real estate loans;(ii) one- to four-family non-owner occupied first mortgage real estate loans; (iii) one- to four-family second mortgage real estate loans; (iv) one- to four-family home equity lines of credit; (v) commercial real estate loans; (vi) speculative construction loans; (vii) other construction loans; (vii) land loans; (viii) consumer loans and (ix) commercial loans. Qualitative factors that are considered in determining the adequacy of the allowance for loan losses are as follows: (i) trends of delinquent and nonaccrual loans; (ii) economic factors; (iii) concentrations of credit; (iv)changes in the nature and volume of the loan portfolio; and (v) changes in lending staff and loan policies. We do not record allowances for impaired loans in our general allowance; however, the balances of impaired loans are included in the other categories of our allowance for loan losses if there was no loss on the impaired loan when measured individually.

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

	At
	March 31, 2012 (unaudited)			December 31, 2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate loans:
Owner occupied one-to four- family	$648,437	51.87%	65.09%	$495,329	39.62%	67.12%
Non-owner occupied one-to four-family	158,732	12.70	11.42	76,993	6.16	10.54
Lines of credit	72,191	5.78	8.71	145,830	11.67	8.40
Commercial	167,017	13.36	9.71	190,767	15.26	8.87
Residential construction	15,990	1.28	2.76	28,952	2.32	2.73
Land	28,347	2.27	2.25	120,372	9.63	2.28
Consumer	1,023	.08	.04	2,858	.23	.04
Commercial	270	.02	.02	1,008	.08	.02
Unallocated	157,993	12.64	.00	187,891	15.03	.00

Total	$1,250,000	100.00%	100.00%	$1,250,000	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2012	2011

Allowance for loan losses at beginning of period	$1,250,000	$1,300,000
Charge-offs:
Real estate loans:
Owner occupied one-to four-family	83,715	0
Non-owner occupied one-to four-family	0	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	75,718
Commercial	0	0
Consumer	0	0

Total charge-offs	83,715	75,718

Recoveries	10,696	660

Net charge-offs	73,019	75,058
Provision for loan losses	73,019	60,058

Allowance at end of period	$1,250,000	$1,285,000
Allowance for loan losses to total loans at the end of the period	1.09%	1.17%

Net charge-offs to average loans outstanding during the period	.06%	.07%

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

We have classified as impaired, loans that are 90 days or more delinquent, troubled debt restructurings and other loans we have put on nonaccrual status. The amount of impaired loans of $4,160,700 as of March 31, 2012 was comprised of thirteen loans totaling $2,876,400 that were all 90 days or more delinquent, ten loans totaling $1,021,500 we have placed on nonaccrual status that were not 90 days or more delinquent, and one loan totaling $262,800 that is a trouble loan debt restructuring secured by an owner-occupied one-to-four family residential property that is not on nonaccrual status and is performing per the terms of their agreement. Included in the thirteen loans totaling $2,876,400 that were 90 days or more delinquent are three troubled debt restructurings totaling $810,300 on one-to-four family residential owner-occupied properties. Of the remaining ten loans that were 90 days or more delinquent four are small balance loans totaling $27,700 on one-to-four-family residential owner-occupied properties, one is secured by a speculative residential construction loan totaling $1.6 million, another one is secured by a speculative building lot to the same builder totaling $194,000, two are home equity lines of credit totaling $92,900, one is secured by a one-to-four family residential owner-occupied property totaling $107,500 and one is secured by a non-owner occupied one-to-four family residential property totaling $78,800. Of the ten loans that we have placed on nonaccrual that are not 90 days or more delinquent totaling $1,021,500, two are home equity lines of credit totaling $259,200, three are secured by owner-occupied one-to-four family residential properties totaling $366,200 and five are secured by non-owner occupied one-to-four residential properties totaling $396,100.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $12.8 million. Securities classified as available-for-sale, amounting to $31.3 million at March 31, 2012, provides an additional source of liquidity. In addition, at March 31, 2012, we had the ability to borrow a total of approximately $52.6 million from the Federal Home Loan Bank of Atlanta and had $22.5 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3 million line of credit with another bank, on which we had no outstanding balance at March 31, 2012.

Certificates of deposit due within one year of March 31, 2012 totaled $39.2 million, or 41.8%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For the three months ended March 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 26, 2012. As of the date of this filing, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

31.0	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certifications

101.0*	The following materials from Fraternity Community Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the related Notes, tagged as blocks of text.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRATERNITY COMMUNITY BANCORP, INC.

May 15, 2012

	By:	/s/ Thomas K. Sterner
Thomas K. Sterner
Chairman of the Board, Chief Executive Officer and Chief Financial Officer