Form 10-Q
period 2012-06-30
Fraternity Community Bancorp Inc
filed 2012-08-09
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

As of August 9, 2012, the registrant had 1,585,500 shares of common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$729,267	$1,033,637
Interest-bearing deposits in other banks	19,815,286	13,889,505

Total cash and cash equivalents	20,544,553	14,923,142

Investment securities:
Available-for-sale - at fair value	25,749,399	31,419,356
Held-to-maturity - at amortized cost (fair value approximates $7,685,383 and $7,970,403, respectively)	7,405,173	7,837,293
Loans—net of allowance for loan losses of $1,250,000 (2012 and 2011)	110,105,690	111,924,984
Other real estate owned	1,693,676	0
Property and equipment, net	778,967	740,501
Federal Home Loan Bank stock—at cost—restricted	1,282,600	1,306,500
Ground rents—net of valuation allowance of $45,500 (2012 and 2011)	850,746	854,996
Accrued interest receivable	575,755	605,197
Investment in bank-owned life insurance	4,438,999	4,354,252
Deferred income taxes	648,529	630,908
Other assets	753,641	733,956

TOTAL ASSETS	$174,827,728	$175,331,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$119,733,719	$121,200,060
Advances from the Federal Home Loan Bank	22,500,000	22,500,000
Advances by borrowers for taxes and insurance	1,666,532	831,448
Other liabilities	648,204	682,888

Total liabilities	144,548,455	145,214,396

Commitments and contingencies	0	0

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,585,500 shares at June 30, 2012, 1,587,000 shares at December 31, 2011	15,855	15,870
Additional paid in capital	14,927,785	14,944,647
Retained earnings — substantially restricted	16,325,251	16,170,684
Unearned ESOP shares	(1,110,900)	(1,163,800)
Accumulated other comprehensive income	121,282	149,288

Total stockholders’ equity	30,279,273	30,116,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,827,728	$175,331,085

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$1,441,905	$1,464,351	$2,909,201	$2,925,503
Other loans	1,102	1,217	2,281	2,472
Interest and dividends on investments and bank deposits	258,785	271,216	534,740	469,433
Income from ground rents owned	14,233	12,601	25,876	24,734

Total interest income	1,716,025	1,749,385	3,472,098	3,422,142

INTEREST EXPENSE:
Interest on deposits	444,937	622,831	906,713	1,291,122
Interest on borrowings	170,574	223,140	339,928	444,016

Total interest expense	615,511	845,971	1,246,641	1,735,138

NET INTEREST INCOME	1,100,514	903,414	2,225,457	1,687,004
PROVISION FOR LOAN LOSSES	105,234	458	178,254	60,516

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	995,280	902,956	2,047,203	1,626,488

NON-INTEREST INCOME:
Gain on sale of investments	114,134	47,694	114,134	47,694
Income on bank-owned life insurance	42,835	45,363	84,747	89,144
Gain on sale of loans	7,848	0	26,789	0
Other income	10,102	10,833	22,400	22,113

Total non-interest income	174,919	103,890	248,070	158,951

NON-INTEREST EXPENSES:
Salaries and employee benefits	539,994	527,717	1,113,182	1,034,256
Occupancy expenses	120,539	120,016	246,855	249,678
Legal fees	74,227	29,289	120,178	37,872
Federal Deposit Insurance premiums	32,974	37,368	68,532	77,510
Accounting and auditing expense	35,519	29,240	67,230	58,991
Data processing expense	99,167	104,963	208,701	204,264
Directors fees	22,232	25,317	48,711	50,134
Other general and administrative expenses	107,161	122,421	221,511	223,746

Total non-interest expenses	1,031,813	996,331	2,094,900	1,936,451

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	138,386	10,515	200,373	(151,012)
INCOME TAX EXPENSE (BENEFIT)	35,975	(13,041)	45,806	(93,941)

NET INCOME (LOSS)	$102,411	$23,556	$154,567	$(57,071)

EARNINGS (LOSS) PER COMMON SHARE - BASIC	$0.07	$0.02	$0.10	$(0.04)

EARNINGS (LOSS) PER COMMON SHARE - DILUTED	$0.07	$0.02	$0.10	$(0.04)

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME (LOSS)	$102,411	$23,556	$154,567	$(57,071)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(698)	556,988	67,458	615,293
Less: income taxes on unrealized gains (losses) arising during the period	279	(222,795)	(26,983)	(246,117)

	(419)	334,193	40,475	369,176

Less: Reclassification adjustment for realized gains	(114,134)	(47,694)	(114,134)	(47,695)
Income taxes on reclassification adjustment	45,653	19,078	45,653	19,078

	(68,481)	(28,616)	(68,481)	(28,617)

OTHER COMPREHENSIVE INCOME (LOSS)	(68,900)	305,577	(28,006)	340,559

COMPREHENSIVE INCOME (LOSS)	$33,511	$329,133	$126,561	$283,488

See accompanying notes.

Fraternity Community Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Six Months Ended June 30, 2012 and 2011

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2010	$0	$0	$16,146,785	$0	$(160,210)	$15,986,575
Net Loss	0	0	(57,071)	0	0	(57,071)
Other Comprehensive Income	0	0	0	0	340,559	340,559
Acquisition of unearned ESOP shares	0	0	0	(1,269,600)	0	(1,269,600)
Issuance of Common Stock	15,870	14,949,545	0	0	0	14,965,415

Balance, June 30, 2011	$15,870	$14,949,545	$16,089,714	$(1,269,600)	$180,349	$29,965,878

Balance, December 31, 2011	$15,870	$14,944,647	$16,170,684	$(1,163,800)	$149,288	$30,116,689
Net Income	0	0	154,567	0	0	154,567
Other Comprehensive Income	0	0	0	0	(28,006)	(28,006)
Common shares repurchased	(15)	(16,466)	0	0	0	(16,481)
ESOP shares released or committed for release	0	(396)	0	52,900	0	52,504

Balance, June 30, 2012	$15,855	$14,927,785	$16,325,251	$(1,110,900)	$121,282	$30,279,273

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$154,567	$(57,071)
Adjustments to reconcile net income (loss) provided by operating activities:
Depreciation	43,155	43,319
Gain on sale of available-for-sale securities	(114,134)	(47,694)
Gain on sale of loans	(26,789)	0
Origination of loans held for sale	(1,827,000)	0
Proceeds from sale of loans held for sale	1,853,789	0
Amortization/accretion of premium/discount	376,441	154,164
Increase in value of bank-owned life insurance	(84,747)	(89,144)
Stock based compensation (ESOP)	52,504	0
Provision for loan losses	178,254	60,516
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(1,683,919)	1,276,640
Other liabilities	(34,684)	155,710

Net cash (used in) provided by operating activities	(1,112,563)	1,496,440

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	1,306,937	941,064
Redemption of ground rents	4,250	0
Acquisition of property and equipment	(81,621)	(53,737)
Purchase of:
Investment securities available-for-sale	(7,101,050)	(19,227,443)
Proceeds from:
Sales and maturities of investment securities available-for-sale	10,187,699	3,528,310
Principal paydowns on investment securities available-for-sale	2,314,836	2,058,680
Principal paydowns on investment securities held-to-maturity	392,658	0
Sale of Federal Home Loan Bank stock	23,900	44,200
Sale of other real estate owned	334,103	0

Net cash provided by (used in) investing activities	7,381,712	(12,708,926)

Fraternity Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(1,466,341)	(5,216,884)
Repayments of Federal Home Loan Bank borrowings	0	(83,333)
Acquisition of ESOP Shares	0	(1,269,600)
Repurchase of common shares	(16,481)	0
Proceeds from issuance of Common Stock, net	0	14,965,415
Increase in advances by borrowers for taxes and insurance	835,084	1,090,535

Net cash (used in) provided by financing activities	(647,738)	9,486,133

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,621,411	(1,726,353)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,923,142	25,881,831

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,544,553	$24,155,478

Cash paid for interest	$1,246,820	$1,735,170

Cash paid for taxes	$0	$0

Transfer of loans to other real estate owned	$2,027,779	$1,167,936

On March 31, 2011, the Company loaned $1,269,600 to the Employee Stock Ownership Plan, which was used to purchase 126,960 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FRATERNITY COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS

ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Fraternity Community Bancorp, Inc. (the “Company”) was incorporated on October 12, 2010 to serve as the holding company for Fraternity Federal Savings and Loan Association (the “Bank”), a federally chartered savings association. On March 31, 2011, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 1,587,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $14,968,600, net of offering expenses of approximately $901,400. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 126,960 shares of common stock sold in the offering. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Earnings per Common Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. Weighted average shares excludes unallocated ESOP shares. The Company has no dilutive potential common shares for the three or six month periods ended June 30, 2012 or 2011.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net Income (Loss)	$102,411	$23,556	$154,567	$(57,071)

Weighted average common shares outstanding	1,473,547	1,460,040	1,472,524	1,460,040

Basic and diluted earnings (loss) per share	$.07	$.02	$.10	$(.04)

2. INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	June 30, 2012 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank Notes and Corporate Bonds	$2,497,105	$25,055	$4,395	$2,517,765
Obligations of U.S. Government Agencies	3,999,000	11,420	920	4,009,500
Mortgage-backed securities:
FNMA	4,805,506	101,953	136	4,907,323
GNMA	10,082,381	85,147	5,921	10,161,607
FHLMC	1,315,009	7,079	0	1,322,088
FNMA CMO	2,517,078	1,201	5,128	2,513,151
Private Label CMO	335,727	0	17,762	317,965

	$25,551,806	$231,855	$34,262	$25,749,399

	June 30, 2012 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$547,671	$27,059	$0	$574,730
SBA Pools	1,963,906	19,243	5,661	1,977,488
Mortgage-backed securities:
FNMA	4,893,596	239,569	0	5,133,165

	$7,405,173	$285,871	$5,661	$7,685,383

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank Notes and Corporate Bonds	$2,495,526	$7,844	$16,935	$2,486,435
Obligations of U.S. Government Agencies	6,696,656	126,082	0	6,822,738
Mortgage-backed securities:
FNMA	9,370,220	119,118	172	9,489,166
GNMA	7,019,669	31,425	41,879	7,009,215
FHLMC	2,334,789	7,438	17,889	2,324,338
FHLMC	2,636,100	67,091	0	2,703,191
Private Label CMO	623,176	5,259	44,162	584,273

	$31,176,136	$364,257	$121,037	$31,419,356

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$551,202	$17,283	$0	$568,485
SBA Pools	2,345,921	12,401	0	2,358,322
Mortgage-backed securities:
FNMA	4,940,170	103,426	0	5,043,596

	$7,837,293	$133,110	$0	$7,970,403

The amortized cost and fair value of debt securities at June 30, 2012 and December 31, 2011 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	June 30, 2012 Available-for-Sale (unaudited)
	Amortized Cost	Fair Value
Due in one year through five years	$2,502,029	$2,522,621
Due in five years through ten years	1,414,472	1,436,303
Due after ten years	21,635,305	21,790,475

	$25,551,806	$25,749,399

	June 30, 2012 Held-to-Maturity (unaudited)
	Amortized Cost	Fair Value
Due in one year through five years	$916,703	$911,041
Due in five years through ten years	4,893,596	5,133,165
Due after ten years	1,594,874	1,641,177

	$7,405,173	$7,685,383

	December 31, 2011 Available-for-Sale
	Amortized Cost	Fair Value
Due in one year through five years	$2,502,994	$2,493,771
Due in five years through ten years	6,513,583	6,654,782
Due after ten years	22,159,559	22,270,803

	$31,176,136	$31,419,356

	December 31, 2011 Held-to-Maturity
	Amortized Cost	Fair Value
Due in one year through five years	$1,243,103	$1,254,845
Due in five years through ten years	4,940,170	5,043,596
Due after ten years	1,654,020	1,671,962

	$7,837,293	$7,970,403

The Bank recognized gross gains on sales of available-for-sale securities of $124,019 and $47,694 for the six months ended June 30, 2012 and 2011, respectively. The Bank recognized gross losses on sales of available-for-sale securities of $9,885 and $0 for the six months ended June 30, 2012 and 2011, respectively.

Securities with unrealized losses, segregated by length of impairment, as of June 30, 2012 and December 31, 2011 were as follows:

	Less than 12 Months		More than 12 Months		Total
June 30, 2012 (unaudited)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Bank Notes and Corporate Bonds	$1,495,605	$4,395	$0	$0	$1,495,605	$4,395
Obligation of U.S. Government Agencies	1,998,080	920	0	0	1,998,080	920
Mortgage-backed securities:
FNMA	33,843	35	6,270	101	40,113	136
GNMA	1,457,944	5,921	0	0	1,457,944	5,921
FHLMC	0	0	0	0	0	0
Private Label CMO	1,492,849	5,128	317,965	17,762	1,810,814	22,890

	$6,478,321	$16,399	$324,235	$17,863	$6,802,556	$34,262

Held-to-Maturity:	$1,977,488	$5,661	$0	$0	$1,977,488	$5,661

	Less than 12 Months		More than 12 Months		Total
December 31, 2011	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Bank Notes and Corporate Bonds	$1,483,065	$16,935	$0	$0	$1,483,065	$16,935
Mortgage-backed securities:
FNMA	7,336	132	1,444	40	8,780	172
GNMA	4,022,149	41,879	0	0	4,022,149	41,879
FHLMC	1,598,353	17,889	0	0	1,598,353	17,889
Private Label CMO	0	0	293,611	44,162	293,611	44,162

	$7,110,903	$76,835	$295,055	$44,202	$7,405,958	$121,037

Held-to-Maturity:	$0	$0	$0	$0	$0	$0

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

Furthermore, as of June 30, 2012, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Bank’s consolidated income statement.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	June 30, 2012 (unaudited)	December 31, 2011
Real Estate Loans:
Owner Occupied One-to-four family	$70,438,333	$75,958,333
Non Owner Occupied One-to-four family	13,108,316	11,932,813
Home Equity Lines of Credit	9,775,591	9,501,693
Commercial Real Estate	12,745,220	10,040,391
Residential Construction	3,296,760	3,088,974
Land	1,927,105	2,584,476

Total Real Estate Loans	111,291,325	113,106,680

Consumer Loans	46,859	50,486
Commercial Loans	17,506	17,818

Total Loans	111,355,690	113,174,984

Less:
Allowance for loan losses	(1,250,000)	(1,250,000)

Total loans and allowance for loan losses	$110,105,690	$111,924,984

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

The balance of impaired loans was $2,848,522 and $4,101,788 as of June 30, 2012 and December 31, 2011, respectively.

Non-Performing/Past Due Loans—Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $2,586,529 and $3,838,051 at June 30, 2012 and December 31, 2011, respectively. Accruing loans past due more than 90 days totaled $0 at June 30, 2012 and December 31, 2011.

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our loan segments are residential construction, owner occupied one-to-four family residential, non owner occupied one-to-four family real estate, land, commercial real estate, home equity lines of credit (“HELOC”), consumer and commercial.

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments. As of June 30, 2012 there are five loans totaling $1,278,880 classified as troubled debt restructurings.

The following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses as of June 30, 2012 and December 31, 2011:

Credit Risk Analysis of Loans Receivable

As of June 30, 2012 (unaudited)

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
Pass	$66,274,449	$12,108,772	$9,416,512	$11,547,941	$3,296,760	$1,815,105	$46,859	$17,506	$104,523,904
Special Mention	2,487,175	525,250	35,553	1,197,279	0	0	0	0	4,245,257
Substandard	1,676,709	474,294	323,526	0	0	112,000	0	0	2,586,529

Total	$70,438,333	$13,108,316	$9,775,591	$12,745,220	$3,296,760	$1,927,105	$46,859	$17,506	$111,355,690

Credit risk profile based on payment activity:
Performing	$68,761,624	$12,634,022	$9,452,065	$12,745,220	$3,296,760	$1,815,105	$46,859	$17,506	$108,769,161
Nonperforming	1,676,709	474,294	323,526	0	0	112,000	0	0	2,586,529

Total	$70,438,333	$13,108,316	$9,775,591	$12,745,220	$3,296,760	$1,927,105	$46,859	$17,506	$111,355,690

Credit Risk Analysis of Loans Receivable

As of December 31, 2011

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
Pass	$70,944,566	$10,929,017	$9,045,770	$8,835,392	$1,523,776	$2,275,454	$50,486	$17,818	$103,622,279
Special Mention	3,618,817	924,975	362,614	1,204,999	0	0	0	0	6,111,405
Substandard	1,394,950	78,821	93,309	0	1,565,198	309,022	0	0	3,441,300

Total	$75,958,333	$11,932,813	$9,501,693	$10,040,391	$3,088,974	$2,584,476	$50,486	$17,818	$113,174,984

Credit risk profile based on payment activity:
Performing	$74,563,383	$11,457,241	$9,408,384	$10,040,391	$1,523,776	$2,275,454	$50,486	$17,818	$109,336,933
Nonperforming	1,394,950	475,572	93,309	0	1,565,198	309,022	0	0	3,838,051

Total	$75,958,333	$11,932,813	$9,501,693	$10,040,391	$3,088,974	$2,584,476	$50,486	$17,818	$113,174,984

Aged Analysis of Past Due Loans Receivable

As of June 30, 2012 (unaudited)

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
30-59 Days Past Due	$2,210,919	$307,338	$65,887	$0	$0	$0	$0	$0	$2,584,144
60-89 Days Past Due	207,038	0	465,627	0	0	0	0	0	672,665
Greater Than 90 Days Past Due	1,583,712	166,956	92,663	0	0	112,000	0	0	1,955,331

Total Past Due	4,001,669	474,294	624,177	0	0	112,000	0	0	5,212,140
Current	66,436,664	12,634,022	9,151,414	12,745,220	3,296,760	1,815,105	46,859	17,506	106,143,550

Total Loans Receivable	$70,438,333	$13,108,316	$9,775,591	$12,745,220	$3,296,760	$1,927,105	$46,859	$17,506	$111,355,690

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

Aged Analysis of Past Due Loans Receivable

As of December 31, 2011

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
30-59 Days Past Due	$40,965	$0	$0	$0	$0	$0	$0	$0	$40,965
60-89 Days Past Due	3,273	0	29,557	0	0	0	0	0	32,830
Greater Than 90 Days Past Due	1,299,668	78,821	69,528	0	1,565,198	309,022	0	0	3,322,237

Total Past Due	1,343,906	78,821	99,085	0	1,565,198	309,022	0	0	3,396,032
Current	74,614,427	11,853,992	9,402,608	10,040,391	1,523,776	2,275,454	50,486	17,818	109,778,952

Total Loans Receivable	$75,958,333	$11,932,813	$9,501,693	$10,040,391	$3,088,974	$2,584,476	$50,486	$17,818	$113,174,984

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

The following table details activity in the allowance for loan and lease losses by portfolio segment for the periods indicated:

	Six Months Ended June 30, 2012 (unaudited)	Three Months Ended June 30, 2012 (unaudited)
Allowance at beginning of period	$1,250,000	$1,250,000
Charge-offs:
Real estate loans:
Owner Occupied one-to-four Family	133,065	49,350
Non Owner Occupied one-to-four Family	0	0
Lines of Credit	0	0
Commercial	0	0
Residential Construction	44,940	44,940
Land	20,585	20,585
Commercial Loans:
Consumer	0	0

Total Charge-offs	$198,590	$114,875
Recoveries	20,336	9,640

Net Charge-offs	178,254	105,235
Provision for Loan Losses	178,254	105,235

Allowance at end of period	$1,250,000	$1,250,000

Allowance for loan losses to total loans at the end of the period	1.12%	1.12%

Net Charge-offs to average loans outstanding during period	0.16%	0.09%

The following tables represent the allocation of the allowance for loan and lease losses and the related loans by portfolio segment at June 30, 2012 and December 31, 2011:

Allowance for Loan Losses and Recorded Investment in Loans Receivable

As of June 30, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Impaired	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$495,271	$77,051	$145,830	$190,767	$28,952	$120,372	$2,858	$1,008	$0	$187,891	$1,250,000
Charge-offs	(133,065)	0	0	0	(44,940)	(20,585)	0	0	0	0	(198,590)
Recoveries	18,338	0	1,998	0	0	0	0	0	0	0	20,336
Provision	222,903	86,803	(76,938)	411	48,956	(62,577)	(1,855)	(756)	42,728	(81,421)	178,254

Ending Balance	$603,447	$163,854	$70,890	$191,178	$32,968	$37,210	$1,003	$252	$42,728	$106,470	$1,250,000

Ending Balance Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0

Ending Balance Collectively evaluated for impairment	$603,447	$163,854	$70,890	$191,178	$32,968	$37,210	$1,003	$252	$42,728	$106,470	$1,250,000

Loans Receivable:
Ending Balance	$70,438,333	$13,108,316	$9,775,591	$12,745,220	$3,296,760	$1,927,105	$46,859	$17,506		$0	$111,355,690

Ending Balance Individually evaluated for impairment	$2,412,996	$0	$323,526	$0	$0	$112,000	$0	$0		$0	$2,848,522

Ending Balance Collectively evaluated for impairment	$68,025,337	$13,108,316	$9,452,065	$12,745,220	$3,296,760	$1,815,105	$46,859	$17,506		$0	$108,507,168

Allowance for Loan Losses and Recorded Investment in Loans Receivable

As of December 31, 2011

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Impaired	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$536,549	$0	$407,352	$75,473	$80,789	$173,024	$3,259	$0	$0	$23,554	$1,300,000
Charge-offs	(61,929)	0	0	0	0	(75,718)	(440)	0	0	0	(138,087)
Recoveries	850	0	21,685	0	0	0	0	0	0	0	22,535
Provision	19,801	77,051	(283,207)	115,294	(51,837)	23,066	39	1,008	0	164,337	65,552

Ending Balance	$495,271	$77,051	$145,830	$190,767	$28,952	$120,372	$2,858	$1,008	$0	$187,891	$1,250,000

Ending Balance Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0

Ending Balance Collectively evaluated for impairment	$495,271	$77,051	$145,830	$190,767	$28,952	$120,372	$2,858	$1,008	$0	$187,891	$1,250,000

Loans Receivable:
Ending Balance	$75,958,333	$11,932,813	$9,501,693	$10,040,391	$3,088,974	$2,584,476	$50,486	$17,818		$0	$113,174,984

Ending Balance Individually evaluated for impairment	$1,658,687	$475,572	$93,309	$0	$1,565,198	$309,022	$0	$0		$0	$4,101,788

Ending Balance Collectively evaluated for impairment	$74,299,646	$11,457,241	$9,408,384	$10,040,391	$1,523,776	$3,799,230	$50,486	$17,818		$0	$109,073,196

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. Information with respect to nonperforming assets and troubled debt restructurings at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31,
	(unaudited)	2011
Non-Accrual Loans	$2,586,529	$3,838,051
Other Real Estate Owned, net	1,693,676	0
Loans 90 days or more past due and still accruing	0	0

Total Nonperforming Assets	$4,280,205	$3,838,051

Troubled Debt Restructurings	$1,278,880	$1,562,084

Troubled Debt Restructurings included In Non-Accrual Loans	$(1,016,887)	$(1,298,347)

Troubled Debt Restructurings and Total Nonperforming Assets	$4,542,198	$4,101,788

The following table is a summary of the recorded investment in non-accrual loans by loan class as of the dates indicated:

	June 30, 2012	December 31,
	(unaudited)	2011
Real estate Loans:
Owner-occupied one-to-four family	$1,676,709	$1,394,950
Non owner-occupied one-to-four family	474,294	475,572
Lines of credit	323,526	93,309
Commercial	0	0
Residential Construction	0	1,565,198
Land	112,000	309,022

Total Real Estate Loans	$2,586,529	$3,838,051

Commercial and consumer loans :
Commercial	$0	$0
Consumer	0	0

Total commercial and consumer	$0	$0

Total Loans	$2,586,529	$3,838,051

At June 30, 2012 and December 31, 2011, there were no loans 90 days past due or more and still accruing interest. At June 30, 2012, the Company had twenty three loans on non-accrual status with foregone interest in the amount of $129,045. At December 31, 2011, the Company had eighteen loans on non-accrual status with foregone interest of $249,839.

Impaired Loans

As of and for the Six Months Ended June 30, 2012 (unaudited)

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
Loans With A Valuation Allowance:

Unpaid Principal Balance	$0	$0	$0	$0	$0	$0	$0	$0	$0
Related Allowance for Loan Losses	0	0	0	0	0	0	0	0	0
Average Recorded Investment	0	0	0	0	0	0	0	0	0
Interest Income recognized	0	0	0	0	0	0	0	0	0

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$1,938,702	$474,294	$323,526	$0	$0	$112,000	$0	$0	$2,848,522
Average Recorded Investment	1,686,128	474,908	256,322	0	1,043,466	242,848	0	0	3,703,672
Interest Income recognized	12,796	8,128	7,029	0	0	0	0	0	27,953

Totals:

Unpaid Principal Balance	$1,938,702	$474,294	$323,526	$0	$0	$112,000	$0	$0	$2,848,522
Average Recorded Investment	1,686,128	474,908	256,322	0	1,043,466	242,848	0	0	3,703,672
Interest Income recognized	12,796	8,128	7,029	0	0	0	0	0	27,953

Impaired Loans

As of December 31, 2011

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
Loans With A Valuation Allowance:

Unpaid Principal Balance	$0	$0	$0	$0	$0	$0	$0	$0	$0
Related Allowance for Loan Losses	0	0	0	0	0	0	0	0	0
Average Recorded Investment	0	0	0	0	0	0	0	0	0
Interest Income recognized	0	0	0	0	0	0	0	0	0

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$1,658,688	$475,572	$93,309	$0	$1,565,198	$309,022	$0	$0	$4,101,789
Average Recorded Investment	1,634,963	138,598	94,114	0	1,565,198	310,397	110	0	3,743,380
Interest Income recognized	19,081	28,520	554	0	0	0	0	0	48,155

Totals:

Unpaid Principal Balance	$1,658,688	$475,572	$93,309	$0	$1,565,198	$309,022	$0	$0	$4,101,789
Average Recorded Investment	1,634,963	138,598	94,114	0	1,565,198	310,397	110	0	3,743,380
Interest Income recognized	19,081	28,520	554	0	0	0	0	0	48,155

Loans may be periodically modified in a troubled debt restructuring (TDR), where the Company will make concessions to a borrower having financial difficulty to help the borrower remain current on the loan and/or to avoid foreclosure. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a charge-off through the allowance. At June 30, 2012, we had five loans that were restructured totaling $1,278,880. Three loans, totaling $936,016 were secured by owner-occupied one-to-four family residential properties, one loan totaling $112,000 is secured by a residential lot, and one loan totaling $230,864 is a home equity line of credit. At December 31, 2011, we had five loans totaling $1,562,084 that were restructured. Four loans, totaling $1,447,084 were secured by owner-occupied one-to-four family residential properties, and one loan totaling $115,000 was secured by a residential lot.

The following table is a summary of impaired loans that were modified due to a TDR by class for the three and six months ending June 30, 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts immediately after the modification:

Modifications for the Six Months Ending June 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Lines of Credit	1	$230,864	$230,864

Modifications for the Three Months Ending June 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Lines of Credit	1	$230,864	$230,864

The following table presents loans by loan class modified as TDR’s within the previous twelve months from, and for which there was a payment default (90 days or more past due) during the three and six months ended June 30, 2012:

Three Months Ended 6/30/2012		Six Months Ended 6/30/2012
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
0	$0	0	$0

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the six months ended June 30, 2012 and 2011 was $52,504 and $0, respectively.

A summary of ESOP shares at June 30, 2012 is as follows:

Shares released or committed for release	15,870

Unearned shares	111,090

Total ESOP shares	126,960

Fair Value of unearned shares	$1,227,545

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

As of June 30, 2012 and December 31, 2011 (the most recent notification from the OCC), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Bank’s capital position:

	Actual		For Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of June 30, 2012 (unaudited):
Total Risk-Based Capital (to risk-weighted assets)	$25,034	25.51%	$7,851	8.0%
Tier I Capital (to risk-weighted assets)	$23,807	24.26%	$3,925	4.0%
Tier I Capital (to adjusted total assets)	$23,807	13.63%	$5,240	3.0%

	Actual		For Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2011:
Total Risk-Based Capital (to risk-weighted assets)	$24,827	26.46%	$7,506	8.0%
Tier I Capital (to risk-weighted assets)	$23,654	25.21%	$3,753	4.0%
Tier I Capital (to adjusted total assets)	$23,654	13.50%	$5,256	3.0%

On May 24, 2012, the Company authorized the repurchase of up to 158,700 shares of its common stock. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares. As of June 30, 2012, there have been 1,500 shares repurchased by the Company, for an aggregate expenditure totaling $16,500, at an average price of $10.99.

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

Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table presents the Bank’s assets measured at fair value on a recurring basis:

	Fair Value at June 30, 2012 (unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$2,517,765	$0	$2,517,765	$0
Obligations of U.S. Government agencies	4,009,500	0	4,009,500	0
FNMA	4,907,323	0	4,907,323	0
GNMA	10,161,607	0	10,161,607	0
FHLMC	1,322,088	0	1,322,088	0
FNMA CMO	2,513,151	0	2,513,151	0
Private label CMO	317,965	0	317,965	0

	$25,749,399	$0	$25,749,399	$0

Total assets measured at fair value	$25,749,399	$0	$25,749,399	$0

	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$2,486,435	$0	$2,486,435	$0
Obligations of U.S. Government agencies	6,822,738	0	6,822,738	0
FNMA	9,489,166	0	9,489,166	0
GNMA	7,009,215	0	7,009,215	0
FHLMC	2,324,338	0	2,324,338	0
FNMA CMO	2,703,191	0	2,703,191	0
Private label CMO	584,273	0	584,273	0

	$31,419,356	$0	$31,419,356	$0

Total assets measured at fair value	$31,419,356	$0	$31,419,356	$0

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

For assets measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at June 30, 2012 (unaudited)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:	$0	$0	$0	$0
Construction	1,938,702	0	1,938,702	0
Owner occupied one-to-four Family	474,294	0	474,294	0
Non owner occupied one-to-four Family	323,526	0	323,526	0
Home Equity Lines of Credit	112,000	0	112,000	0

Land	$2,848,522	$0	$2,848,522	$0

Other real estate owned:	$1,693,676	$0	$1,693,676	$0

	Fair Value at December 31, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:	$1,565,198	$0	$1,565,198	$0
Construction	1,658,687	0	1,658,687	0
Owner occupied one-to-four Family	475,572	0	475,572	0
Non owner occupied one-to-four Family	93,309	0	93,309	0
Home Equity Lines of Credit	309,022	0	309,022	0

Land	$4,101,788	$0	$4,101,788	$0

Other real estate owned:	$0	$0	$0	$0

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

Other Real Estate Owned

We record our other real estate owned at the lower of cost or estimated fair value less estimated selling costs. Estimated fair value is generally based upon an independent appraisal of the collateral. We consider these collateral values to be estimated using Level 2 inputs.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions are set forth below for the Bank’s financial instruments as of June 30, 2012 and December 31, 2011.

	June 30, 2012 (unaudited)
	Carrying Value	Estimated Fair Value
		Level One	Level Two	Level Three	Total
Assets:
Cash and cash equivalents	$20,544,553	$20,544,553	$0	$0	$20,544,553
Securities—available-for-sale	25,749,399	0	25,749,399	0	25,749,399
Securities—held-to-maturity	7,405,173	0	7,685,383	0	7,685,383
Loans, gross	111,355,690	0	2,848,522	113,582,923	116,431,445
Federal Home Loan Bank stock	1,282,600	0	1,282,600	0	1,282,600
Investment in bank-owned life insurance	4,438,999	4,438,999	0	0	4,438,999

Liabilities:
Deposit accounts and advances by borrowers	121,400,251	0	122,276,074	0	122,276,074
Advances from the FHLB	22,500,000	0	23,335,687	0	23,335,687

	December 31, 2011
	Carrying Value	Estimated Fair Value
		Level One	Level Two	Level Three	Total
Assets:
Cash and cash equivalents	$14,923,142	$14,923,142	$0	$0	$14,923,142
Securities—available-for-sale	31,419,356	0	31,419,356	0	31,419,356
Securities—held-to-maturity	7,837,293	0	7,970,403	0	7,970,403
Loans, gross	113,174,984	0	4,101,788	112,732,563	116,834,351
Federal Home Loan Bank stock	1,306,500	0	1,306,500	0	1,306,500
Investment in bank-owned life insurance	4,354,252	4,354,252	0	0	4,354,252

Liabilities:
Deposit accounts and advances by borrowers	122,031,508	0	122,998,429	0	122,998,429
Advances from the FHLB	22,500,000	0	23,223,703	0	23,223,703

	June 30, 2012	December 31,
	(unaudited)	2011
Off-Balance Sheet Instruments:
Commitments to extend credit	$2,335,700	$0
Unused lines of credit	$11,332,465	$12,006,256

(a) Cash and Cash Equivalents—The carrying amount for cash on hand and in banks approximates fair value due to the short maturity of these instruments.

(b) Securities—The fair value of securities excluding Federal Home Loan Bank stock, is based on bid prices received from an external pricing service or bid quotations received from securities dealers.

(c) Loans—Loans were segmented into portfolios with similar financial characteristics. Loans were also segmented by type such as residential, multifamily and non-residential, construction and land, second mortgage loans, commercial, and consumer. Each loan category was further segmented by fixed and adjustable rate interest terms and performing and nonperforming categories. The fair value of residential loans was calculated by discounting anticipated cash flows based on weighted-average contractual maturity, weighted-average coupon, and discount rate.

The fair value for nonperforming loans was determined by reducing the carrying value of nonperforming loans by the Company’s historical loss percentage for each specific loan category.

(d) Federal Home Loan Bank Stock—The fair value of Federal Home Loan Bank stock approximates its carrying value based on the redemption provisions of the Federal Home Loan Bank.

(e) Investments in Bank-Owned Life Insurance—The fair value of the insurance contracts approximates the carrying value.

(f) Deposits and Advances by Borrowers—The fair value of deposits with no stated maturity, such as noninterest bearing deposits, interest-bearing NOW accounts, money market and statement savings accounts, is deemed to be equal to the carrying amounts. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate for certificates of deposit was estimated using the rate currently offered for deposits of similar remaining maturities.

(g) Advances from the FHLB—Fair values are estimated by discounting carrying values using a cash flow approach based on market rates as of June 30, 2012 and December 31, 2011.

(h) Off-Balance Sheet Financial Instruments—The Company’s adjustable rate commitments to extend credit move with market rates and are not subject to interest rate risk. The rates and terms of the Company’s fixed rate commitments to extend credit are competitive with others in the various markets in which the Company operates. The fair values of these instruments are immaterial.

(i) Limitations—Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

8. RECENT ACCOUNTING PRONOUNCEMENTS

All pending but not yet effective accounting standards updates were evaluated and only those listed below could have a material impact on the Company’s financial condition or results of operations.

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Company on January1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, the Company’s financial statements now include separate statements of comprehensive income.

ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in

Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Assets. At June 30, 2012, total assets decreased by $503,000 to $174.8 million at June 30, 2012 from $175.3 million at December 31, 2011. The decrease in assets for the six months ended June 30, 2012 was due mainly to a $6.1 million decrease in our investment portfolio from $39.3 million at December 31, 2011 to $33.2 million at June 30, 2012, offset, in part, by a $5.6 million increase in cash and cash equivalents from $14.9 million at December 31, 2011 to $20.5 million at June 30, 2012. In addition, loans receivable, net, decreased $1.8 million, from $111.9 million at December 31, 2011 to $110.1 million at June 30, 2012. Other real estate owned increased from $0 at December 31, 2011 to $1.7 million at June 30, 2012.

Loans. Net loans receivable decreased by $1.8 million, or 1.6%, from $111.9 million at December 31, 2011 to $110.1 million at June 30, 2012, primarily as a result of transferring $2.0 million from loans receivable to other real estate owned.

Cash and Cash Equivalents. Cash and cash equivalents increased by $5.6 million, or 37.7%, from $14.9 million at December 31, 2011 to $20.5 million at June 30, 2012 primarily as a result of a decrease in our available for sale investment portfolio due to sales, principal receipts and a security being called.

Securities. Our available for sale securities decreased by $5.7 million, or 18.0%, from $31.4 million at December 31, 2011 to $25.7 million at June 30, 2012. During the six months ended June 30, 2012 we sold securities totaling $8.5 million, had one security totaling $1.5 million called, purchased securities totaling $7.1 million, and had principal payments of $2.3 million on our securities.

Deposits. Total deposits decreased by $1.5 million, from $121.2 million at December 31, 2011, to $119.7 million at June 30, 2012, primarily as a result of a decrease in brokered deposits of $1.5 million.

Borrowings. Total borrowings remained constant at $22.5 million as of June 30, 2012, the same as December 31, 2011.

Results of Operations for the Three Months Ended June 30, 2012 and 2011 (unaudited)

Overview. We had net income of $102,400 for the three months ended June 30, 2012, as compared to a net income of $23,600 for the three months ended June 30, 2011. The increase in net income between the periods was primarily due to an increase in net interest income of $197,100 or 21.8%. This was due to a large decrease in interest expense, due to the combination of lower average balances of interest bearing liabilities and the fact we were able to take advantage of declining interest rates to reprice maturing certificates of deposit and Federal Home Loan Bank advances at lower rates. Noninterest income increased by $71,000, or 68.4% from $103,900 for the three months ended June 30, 2011 to $174,900 for the three months ended June 30, 2012. Noninterest expense increased by $35,500 or 3.6% from $996,300 for the three months ended June 30, 2011 to $1,031,800 for the three months ended June 30, 2012. Provision for loan and lease losses increased by $104,700, from $500 for the three months ended June 30, 2011 to $105,200 for the three months ended June 30, 2012. Provision for income taxes increased by $49,000, from an income tax benefit of $13,000 for the three months ended June 30, 2011 to an income tax expense of $36,000 for the three months ended June 30, 2012.

Net Interest Income. Net interest income increased by $197,100, or 21.8%, from $903,400 for the three months ended June 30, 2011 to $1.1 million for the three months ended June 30, 2012. The increase in net interest income is primarily attributable to the combination of lower average balances of interest bearing liabilities and the fact we were able to take advantage of declining interest rates to reprice maturing certificates of deposit and Federal Home Loan Bank advances at lower rates.

Interest on loans receivable, net decreased by $22,600, or 1.5%, from $1.46 million for the three months ended June 30, 2011 to $1.44 million for the three months ended June 30, 2012, due to a 13 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to market rates remaining at an historically low level. The average balance of loans receivable, net increased by $922,700, or .8%, from $109.1 million at June 30, 2011 to $110.0 million at June 30, 2012.

Interest on investment securities available-for-sale decreased by $78,800, or 30.0%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, as the result of an $8.0 million, or 22.9%, decrease in the average balance of investment securities available-for-sale and a 28 basis point decrease in the average yield.

Interest on cash and cash equivalents remained low by historical standards during the three months ended June 30, 2012 and 2011 due to the historically low prevailing market rates during those periods.

During the three months ended June 30, 2012, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates, lower average balances of these time deposits and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $149,400, or 26.2%, from $571,100 for the three months ended June 30, 2011, to $421,700 for the three months ended June 30, 2012, due to a 47 basis point decrease in the average cost of time deposits and a $6.7 million, or 6.7%, decrease in the average balance of time deposits. Interest on brokered deposits decreased by $20,300, or 80.9%, from $25,100 for the three months ended June 30, 2011, to $4,800 for the three months ended June 30, 2012, as both the average balance of, and average rate paid on, brokered deposits decreased. Interest on NOW and money market accounts remained stable during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, even with a 15.3% increase in the average balance of NOW and money market accounts. Interest on passbook accounts decreased by $8,500, or 36.6%, from $23,300 for the three months ended June 30, 2011 to $14,800 for the three months ended June 30, 2012, due primarily to a 20 basis point decrease in the average cost of passbook accounts. The average balance of passbook accounts increased during the three months ended June 30, 2012, from $17.0 million as of June 30, 2011 to $17.1 million as of June 30, 2012.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank advances, decreased by $52,600, or 23.6%, for three months ended June 30, 2012 as compared to the three months ended June 30, 2011, due to a decrease of 94 basis points in the average cost of these other interest-bearing liabilities. At June 30, 2012 and December 31, 2011, we had $22.5 million of Federal Home Loan Bank advances.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using monthly balances, and non-accrual loans are included in average balances only. Amortization of net deferred loan fees are included in interest income on loans and are insignificant. No tax-equivalent adjustments were made. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:

Interest-bearing deposits in other banks	$19,521,337	$9,333	.19%	$26,460,067	$6,272	.09%
Loans receivable, net (3)	109,985,155	1,443,007	5.25	109,062,473	1,465,568	5.38
Investment securities available-for-sale (1)	26,888,408	183,406	2.73	34,863,167	262,156	3.01
Investment securities held-to-maturity (2)	7,530,421	61,141	3.25	0	0	.00
Other interest-earning assets	2,199,379	19,138	3.48	2,228,075	15,389	2.76

Total interest-earning assets	166,124,700	1,716,025	4.13	172,613,782	1,749,385	4.05

Noninterest-earning assets	8,874,354			8,344,481

Total assets	$174,999,054			$180,958,263

Liabilities and equity:
Time deposits	$94,257,540	$421,736	1.79	$100,990,765	$571,098	2.26
NOW and money market	6,137,111	3,615	.24	5,322,669	3,301	.25
Passbook	17,087,598	14,807	.35	17,012,859	23,347	.55
Brokered deposits	1,305,047	4,779	1.46	2,335,828	25,085	4.30
Federal Home Loan Bank advances	22,500,000	170,574	3.03	22,500,000	223,140	3.97

Total interest-bearing liabilities	141,287,296	615,511	1.74	148,162,121	845,971	2.28

Noninterest-bearing liabilities	3,409,844			2,863,043

Total liabilities	144,697,140			151,025,164
Total equity	30,301,914			29,933,099

Total liabilities and equity	$174,999,054			$180,958,263

Net interest income		$1,100,514			$903,414

Interest rate spread			2.39%			1.77%

Net interest margin			2.65%			2.09%

Ratio of average interest-earning assets to average interest-bearing liabilities			117.58%			116.50%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on non-accrual status are included in average assets.

Provision and Allowance for Loan Losses. We maintain an allowance at a level necessary to absorb management’s best estimate of probable loan losses in the portfolio. Management considers, among other factors, historical loss experience, type and amount of loans, borrower concentrations and current conditions of the economy. In addition, the allowance considers the level of loans which management monitors as a result of inconsistent repayment patterns. Management has identified commercial real estate loans as an area for expected increased lending. Such loans carry a higher degree of credit risk than our historical single-family lending.

Our provision for loan losses increased by $104,700 to $105,200 for the three months ended June 30, 2012 from $500 for the three months ended June 30, 2011. At June 30, 2012 and December 31, 2011, the allowance for loan losses was $1.25 million, or 1.12%, and 1.10% respectively, of the total loan portfolio.

Non-accrual loans totaled $2.6 million at June 30, 2012 compared to $3.8 million at December 31, 2011. Net loan charge-offs amounted to $105,200 during the three months ended June 30, 2012, compared to $35,500 during the three months ended June 30, 2011. As of December 31, 2011, non-accrual loans included two land loans totaling $309,000, one speculative construction loan totaling $1.6 million, two home equity lines of credit totaling $93,300 and thirteen one-to-four family residential loans totaling $1.9 million. As of June 30, 2012, nonaccrual loans included one lot loan totaling $112,000, thirteen owner-occupied one-to-four family residential loans totaling $1.7 million, six non-owner-occupied one-to-four family residential loans totaling $474,300 and three home equity lines of credit totaling $323,500.

Impaired loans totaled $2.8 million at June 30, 2012 compared to $4.1 million at December 31, 2011. As of December 31, 2011, impaired loans included eight one-to-four family owner-occupied residential loans totaling $1.7 million, six one-to-four family residential non-owner-occupied residential loans totaling $475,600, two home equity line of credit loans totaling $93,300, two land loans totaling $309,000, and one speculative construction loan totaling $1.6 million. As of June 30, 2012, impaired loans included fourteen one-to-four family owner-occupied residential loans totaling $1.9 million, six one-to-four family non-owner-occupied residential loans totaling $$474,300, three home equity line of credit loans totaling $323,500, and one land loan totaling $112,000.

Other real estate owned totaled $1.7 million at June 30, 2012 compared to $0 at December 31, 2011. This was as a result of one speculative construction loan and one speculative land loan previously reported as non-accrual loans being foreclosed upon during the quarter.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At
	June 30, 2012	December 31, 2011
	(unaudited)
Nonaccrual loans:
Real estate loans:
Owner occupied one-to four-family	$1,907,573	$1,394,950
Non-owner occupied one-to four-family	474,294	475,572
Lines of credit	92,662	93,309
Commercial	0	0
Residential construction	0	1,565,198
Land	112,000	309,022
Commercial	0	0
Consumer	0	0

Total	$2,586,529	$3,838,051

Accruing loans past due 90 days or more:
Real estate loans:
One-to four-family	0	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total	$0	$0

Total of nonaccrual loans and accruing loans 90 days Or more past due	$2,586,529	$3,838,051
Other real estate owned	1,693,676	0

Total nonperforming assets	$4,280,205	$3,838,051

Troubled debt restructurings	$1,278,880	$1,562,084

Troubled debt restructurings included in non-accrual loans	$(1,016,887)	$(1,298,347)

Troubled debt restructurings and total nonperforming assets	$4,542,198	$4,101,788

Total of nonaccrual loans and accruing loans past due 90 days Or more to total loans	2.32%	3.39%

Total of nonaccrual loans and accruing loans past due 90 days Or more to total assets	1.48%	2.19%

Total nonperforming assets to total assets	2.45%	2.19%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended June 30,
	2012	2011
Allowance for loan losses at beginning of period	$1,250,000	$1,285,000
Charge-offs:
Real estate loans:
Owner occupied one-to four-family	49,350	36,474
Non-owner occupied one-to four-family	0	0
Lines of credit	0	0
Commercial	0	0
Residential construction	44,940	0
Land	20,585	0
Commercial	0	0
Consumer	0	0

Total charge-offs	114,875	36,474

Recoveries	9,641	1,016

Net charge-offs	105,234	35,458
Provision for loan losses	105,234	458

Allowance at end of period	1,250,000	1,250,000
Allowance for loan losses to total loans at the end of the period	1.12%	1.13%

Net charge-offs to average loans outstanding during the period	.10%	.03%

Noninterest Income. Total noninterest income increased by $71,000, or 68.4%, from $103,900 for the three months ended June 30, 2011 compared to $174,900 for the three months ended June 30, 2012. The increase was primarily due to an increase of $66,400, or 139.3%, in the gain on sale of investments during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Noninterest Expenses. Total noninterest expenses increased by $35,500, or 3.6%, from $996,300 for the three months ended June 30, 2011 to $1.0 million for the three months ended June 30, 2012. The increase primarily was attributable to an increase in legal fees and salaries and employee benefits.

Income Tax Expense. We recognized income tax expense of $36,000 during the three months ended June 30, 2012. For the three months ended June 30, 2011, we had an income tax benefit of $13,000.

Results of Operations for the Six Months Ended June 30, 2012 and 2011 (unaudited)

Overview. We had net income of $154,600 for the six months ended June 30, 2012, as compared to a net loss of $57,100 for the six months ended June 30, 2011. The increase in net income between the periods was primarily due to an increase in net interest income of $538,500 or 31.9%. This was due to a large decrease in interest expense, due to the combination of lower average balances of interest bearing liabilities and the fact we were able to take advantage of declining interest rates to reprice maturing certificates of deposit and Federal Home Loan Bank advances at lower rates. Noninterest income increased by $89,100, or 56.1% from $159,000 for the six months ended June 30, 2011 to $248,100 for the six months ended June 30, 2012. Noninterest expense increased by $158,400 or 8.2% from $1.9 million for the six months ended June 30, 2011 to $2.1 million for the six months ended June 30, 2012. Provision for loan and lease losses increased by $117,700, or 194.6% from $60,500 for the six months ended June 30, 2011 to $178,200 for the six months ended June 30, 2012. Provision for income taxes increased by $139,700, from an income tax benefit of $93,900 for the six months ended June 30, 2011 to an income tax expense of $45,800 for the six months ended June 30, 2012.

Net Interest Income. Net interest income increased by $538,500, or 31.9%, from $1.7 million for the six months ended June 30, 2011 to $2.2 million for the six months ended June 30, 2012. The increase in net interest income is primarily attributable to the combination of lower average balances of interest bearing liabilities and the fact we were able to take advantage of declining interest rates to reprice maturing certificates of deposit and Federal Home Loan Bank advances at lower rates.

Interest on loans receivable, net decreased by $16,500, or .6%, from $2.93 million for the six months ended June 30, 2011 to $2.91 million for the six months ended June 30, 2012, due to a 13 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to market rates remaining at an historically low level. The average balance of loans receivable, net increased by $2.0 million, or 1.9%, from $109.3 million at June 30, 2011 to $111.3 million at June 30, 2012.

Interest on investment securities available-for-sale decreased by $68,600, or 15.1%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, as the result of a $3.6 million , or 11.0%, decrease in the average balance of investment securities available-for-sale and a 12 basis point decrease in the average yield.

Interest on cash and cash equivalents remained low by historical standards during the six months ended June 30, 2012 and 2011 due to the historically low prevailing market rates during those periods.

During the six months ended June 30, 2012, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates, lower average balances of these time deposits and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $327,800, or 27.6%, from $1.2 million for the six months ended June 30, 2011, to $860,500 for the six months ended June 30, 2012, due to a 48 basis point decrease in the average cost of time deposits and an $8.8 million, or 8.6%, decrease in the average balance of time deposits. Interest on brokered deposits decreased by $40,200, or 80.8%, from $49,700 for the six months ended June 30, 2011, to $9,500 for the six months ended June 30, 2012, as both the average balance of, and average rate paid on, brokered deposits decreased. Interest on NOW and money market accounts remained stable during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, even with a 16.9% increase in the average balance of NOW and money market accounts. Interest on passbook accounts decreased by $17,200, or 36.8%, from $46,800 for the six months ended June 30, 2011 to $29,600 for the six months ended June 30, 2012, due primarily to a 23 basis point decrease in the average cost of passbook accounts. The average balance of passbook accounts increased during the six months ended June 30, 2012, from $16.3 million as of June 30, 2011 to $17.1 million as of June 30, 2012.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank advances, decreased by $104,100, or 23.4%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, due to a decrease of 92 basis points in the average cost of these other interest-bearing liabilities. At June 30, 2012 and December 31, 2011, we had $22.5 million of Federal Home Loan Bank advances.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using monthly balances, and non-accrual loans are included in average balances only. Amortization of net deferred loan fees are included in interest income on loans and are insignificant. No tax-equivalent adjustments were made. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:

Interest-bearing deposits in other banks	$16,333,100	$17,547	.21%	$24,123,452	$9,969	.08%
Loans receivable, net (3)	111,294,378	2,911,480	5.23	109,244,656	2,927,975	5.36
Investment securities available-for-sale (1)	29,120,810	385,198	2.65	32,716,854	453,844	2.77
Investment securities held-to-maturity (2)	7,648,073	123,003	3.22	0	0	.00
Other interest-earning assets	2,210,737	34,869	3.15	2,242,375	30,354	2.71

Total interest-earning assets	166,607,098	3,472,097	4.17	168,327,337	3,422,142	4.07

Noninterest-earning assets	8,066,061			8,970,112

Total assets	$174,673,159			$177,297,449

Liabilities and equity:
Time deposits	$94,140,854	$860,459	1.83	$102,956,074	$1,188,242	2.31
NOW and money market	6,029,583	7,143	.24	5,156,462	6,360	.25
Passbook	17,059,050	29,553	.35	16,252,267	46,796	.58
Brokered deposits	1,548,627	9,558	1.23	2,331,412	49,724	4.27
Federal Home Loan Bank advances	22,500,000	339,928	3.02	22,513,889	444,016	3.94

Total interest-bearing liabilities	141,278,114	1,246,641	1.76	149,210,104	1,735,138	2.33

Noninterest-bearing liabilities	3,137,968			2,811,880

Total liabilities	144,416,082			152,021,984
Total equity	30,257,077			25,275,465

Total liabilities and equity	$174,673,159			$177,297,449

Net interest income		$2,225,456			$1,687,004

Interest rate spread			2.40%			1.74%

Net interest margin			2.67%			2.00%

Ratio of average interest-earning assets to average interest-bearing liabilities			117.93%			112.81%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on non-accrual status are included in average assets.

Provision and Allowance for Loan Losses. We maintain an allowance at a level necessary to absorb management’s best estimate of probable loan losses in the portfolio. Management considers, among other factors, historical loss experience, type and amount of loans, borrower concentrations and current conditions of the economy. In addition, the allowance considers the level of loans which management monitors as a result of inconsistent repayment patterns. Management has identified commercial real estate loans as an area for expected increased lending. Such loans carry a higher degree of credit risk than our historical single-family lending.

Our provision for loan losses increased by $117,700 to $178,200 for the six months ended June 30, 2012 from $60,500 for the six months ended June 30, 2011. At June 30, 2012 and December 31, 2011, the allowance for loan losses was $1.25 million, or 1.12%, and 1.10% respectively, of the total loan portfolio.

Non-accrual loans totaled $2.6 million at June 30, 2012 compared to $3.8 million at December 31, 2011. Net loan charge-offs amounted to $178,300 during the six months ended June 30, 2012, compared to $110,500 during the six months ended June 30, 2011. As of December 31, 2011, non-accrual loans included two lot loans totaling $309,000, one speculative construction loan totaling $1.6 million, two home equity lines of credit totaling $93,300 and thirteen one-to-four family residential loans totaling $1.9 million. As of June 30, 2012, non-accrual loans included one lot loan totaling $112,000, thirteen owner-occupied one-to-four family residential loans totaling $1.7 million, six non-owner-occupied one-to-four family residential loans totaling $474,300 and three home equity lines of credit totaling $323,500.

Impaired loans totaled $2.8 million at June 30, 2012 compared to $4.1 million at December 31, 2011. As of December 31, 2011, impaired loans included eight one-to-four family owner-occupied residential loans totaling $1.7 million, six one-to-four family residential non-owner-occupied residential loans totaling $475,600, two home equity line of credit loans totaling $93,300, two land loans totaling $309,000, and one speculative construction loan totaling $1.6 million. As of June 30, 2012, impaired loans included fourteen one-to-four family owner-occupied residential loans totaling $1.9 million, six one-to-four family non-owner-occupied residential loans totaling $$474,300, three home equity line of credit loans totaling $323,500, and one land loan totaling $112,000.

Other real estate owned totaled $1.7 million at June 30, 2012 compared to $0 at December 31, 2011. This was as a result of one speculative construction loan and one speculative land loan previously reported as non-accrual loans being foreclosed upon during the quarter.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At
	June 30, 2012	December 31, 2011
	(unaudited)
Nonaccrual loans:
Real estate loans:
Owner occupied one-to four-family	$1,907,573	$1,394,950
Non-owner occupied one-to four-family	474,294	475,572
Lines of credit	92,662	93,309
Commercial	0	0
Residential construction	0	1,565,198
Land	112,000	309,022
Commercial	0	0
Consumer	0	0

Total	$2,586,529	$3,838,051

Accruing loans past due 90 days or more:
Real estate loans:
One-to four-family	0	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total	$0	$0

Total of nonaccrual loans and accruing loans 90 days Or more past due	$2,586,529	$3,838,051
Other real estate owned	1,693,676	0

Total nonperforming assets	$4,280,205	$3,838,051

Troubled debt restructurings	$1,278,880	$1,562,084

Troubled debt restructurings included in non-accrual loans	$(1,016,887)	$(1,298,347)

Troubled debt restructurings and total nonperforming assets	$4,542,198	$4,101,788

Total of nonaccrual loans and accruing loans past due 90 days Or more to total loans	2.32%	3.39%

Total of nonaccrual loans and accruing loans past due 90 days Or more to total assets	1.48%	2.19%

Total nonperforming assets to total assets	2.45%	2.19%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2012	2011
Allowance for loan losses at beginning of period	$1,250,000	$1,300,000
Charge-offs:
Real estate loans:
Owner occupied one-to four-family	133,065	36,474
Non-owner occupied one-to four-family	0	0
Lines of credit	0	0
Commercial	0	0
Residential construction	44,940	0
Land	20,585	75,718
Commercial	0	0
Consumer	0	0

Total charge-offs	198,590	112,192

Recoveries	20,336	1,676

Net charge-offs	178,254	110,516
Provision for loan losses	178,254	60,516

Allowance at end of period	1,250,000	1,250,000
Allowance for loan losses to total loans at the end of the period	1.12%	1.13%

Net charge-offs to average loans outstanding during the period	.16%	.10%

Noninterest Income. Total noninterest income increased by $89,100, or 56.1%, from $159,000 for the six months ended June 30, 2011 compared to $248,100 for the six months ended June 30, 2012. The increase was primarily due to an increase of $66,400, or 139.3%, in the gain on sale of investments during the six months ended June 30, 2012 compared to the three months ended June 30, 2011.

Noninterest Expenses. Total noninterest expenses increased by $158,400, or 8.2%, from $1.9 million for the six months ended June 30, 2011 to $2.1 million for the six months ended June 30, 2012. The increase primarily was attributable to an increase in legal fees and salaries and employee benefits.

Income Tax Expense. We recognized income tax expense of $45,800 during the six months ended June 30, 2012. For the six months ended June 30, 2011, we had an income tax benefit of $93,900.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $20.5 million. Securities classified as available-for-sale, amounting to $25.7 million at June 30, 2012, provides an additional source of liquidity. In addition, at June 30, 2012, we had the ability to borrow a total of approximately $52.4 million from the Federal Home Loan Bank of Atlanta and had $22.5 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3 million line of credit with another bank, on which we had no outstanding balance at June 30, 2012.

Certificates of deposit due within one year of June 30, 2012 totaled $42.4 million, or 44.8%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For the six months ended June 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

10.0	Fraternity Community Bancorp, Inc. 2012 Equity Incentive Plan (2)

31.0	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certifications

101.0*	The following materials from Fraternity Community Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).
(2)	Incorporated herein by reference to the Company’s definitive proxy statement for the 2012 annual meeting of stockholders, filed with the SEC on April 11, 2012 (File No. 0-54271).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRATERNITY COMMUNITY BANCORP, INC.
August 9, 2012

	By:	/s/ Thomas K. Sterner
Thomas K. Sterner
Chairman of the Board, Chief Executive Officer and Chief Financial Officer