Form 10-Q
period 2012-09-30
Fraternity Community Bancorp Inc
filed 2012-11-13
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

As of November 13, 2012, the registrant had 1,524,600 shares of common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

ASSETS

	September 30, 2012	December 31, 2011

Cash and cash equivalents:
Cash and due from banks	$937,685	$1,033,637
Interest-bearing deposits in other banks	16,405,028	13,889,505

Total cash and cash equivalents	17,342,713	14,923,142

Investment securities:
Available-for-sale - at fair value	24,415,230	31,419,356
Held-to-maturity - at amortized cost (fair value approximates $7,705,022 and $7,970,403, respectively)	7,350,208	7,837,293
Loans - net of allowance for loan losses of $1,395,000 and $1,250,000	109,840,550	111,924,984
Other real estate owned	1,783,484	0
Property and equipment, net	809,718	740,501
Federal Home Loan Bank stock - at cost - restricted	1,275,500	1,306,500
Ground rents - net of valuation allowance of $45,500 (2012 and 2011)	848,346	854,996
Accrued interest receivable	601,479	605,197
Investment in bank-owned life insurance	4,482,563	4,354,252
Deferred income taxes	616,663	630,908
Other assets	799,904	733,956

TOTAL ASSETS	$170,166,358	$175,331,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$119,003,382	$121,200,060
Advances from the Federal Home Loan Bank	20,000,000	22,500,000
Advances by borrowers for taxes and insurance	831,884	831,448
Other liabilities	657,604	682,888

Total liabilities	140,492,870	145,214,396

Commitments and contingencies	0	0

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,536,600 shares at September 30, 2012, 1,587,000 shares at December 31, 2011	15,366	15,870
Additional paid in capital	14,336,616	14,944,647
Retained earnings - substantially restricted	16,234,028	16,170,684
Unearned ESOP shares	(1,084,450)	(1,163,800)
Accumulated other comprehensive income	171,928	149,288

Total stockholders’ equity	29,673,488	30,116,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,166,358	$175,331,085

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$1,373,143	$1,441,513	$4,282,343	$4,367,016
Other loans	1,119	1,189	3,400	3,661
Interest and dividends on investments and bank deposits	210,731	275,687	745,472	745,120
Income from ground rents owned	9,300	9,849	35,176	34,583

Total interest income	1,594,293	1,728,238	5,066,391	5,150,380

INTEREST EXPENSE:
Interest on deposits	440,962	575,278	1,347,675	1,866,400
Interest on borrowings - short term	18,436	56,222	65,268	167,022
Interest on borrowings - long term	148,158	169,370	441,254	502,586

Total interest expense	607,556	800,870	1,854,197	2,536,008

NET INTEREST INCOME	986,737	927,368	3,212,194	2,614,372

PROVISION FOR LOAN LOSSES	201,920	6,445	380,174	66,961

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	784,817	920,923	2,832,020	2,547,411

NON-INTEREST INCOME:
Gain on sale of investment securities	0	60,020	114,134	107,714
Income on bank-owned life insurance	43,564	45,181	128,311	134,325
Gain on sale of loans	33,407	7,308	60,196	7,308
Gain on sale of other real estate owned	0	9,053	0	9,900
Other income	3,768	10,094	26,168	31,360

Total non-interest income	80,739	131,656	328,809	290,607

NON-INTEREST EXPENSES:
Salaries and employee benefits	573,445	650,482	1,686,627	1,684,738
Occupancy expenses	127,033	121,783	373,888	371,461
Legal fees	39,735	23,301	159,913	61,173
Federal Deposit Insurance premiums	36,635	36,659	105,167	114,169
Accounting and auditing expense	33,842	30,259	101,072	89,250
Data processing expense	104,769	98,013	313,470	302,277
Directors fees	25,567	25,817	74,278	75,951
Other general and administrative expenses	117,587	101,446	339,098	325,192

Total non-interest expenses	1,058,613	1,087,760	3,153,513	3,024,211

(LOSS) INCOME BEFORE INCOME TAX BENEFIT	(193,057)	(35,181)	7,316	(186,193)

INCOME TAX BENEFIT	(101,834)	(28,030)	(56,028)	(121,971)

NET (LOSS) INCOME	$(91,223)	$(7,151)	$63,344	$(64,222)

(LOSS) EARNINGS PER COMMON SHARE - BASIC	$(0.06)	$(0.01)	$0.04	$(0.04)

(LOSS) EARNINGS PER COMMON SHARE - DILUTED	$(0.06)	$(0.01)	$0.04	$(0.04)

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

NET INCOME (LOSS)	$(91,223)	$(7,151)	$63,344	$(64,222)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	84,410	65,969	151,868	681,262
Less: income taxes on unrealized gains arising during the period	(33,764)	(26,388)	(60,747)	(272,505)

	50,646	39,581	91,121	408,757

Less: Reclassification adjustment for realized gains	0	(60,019)	(114,134)	(107,714)
Income taxes on reclassification adjustment	0	24,008	45,653	43,086

	0	(36,011)	(68,481)	(64,628)

OTHER COMPREHENSIVE INCOME (LOSS)	50,646	3,570	22,640	344,129

COMPREHENSIVE (LOSS) INCOME	$(40,577)	$(3,581)	$85,984	$279,907

See accompanying notes.

Fraternity Community Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2010	$0	$0	$16,146,785	$0	$(160,210)	$15,986,575
Net Loss	0	0	(64,222)	0	0	(64,222)
Other Comprehensive Income	0	0	0	0	344,129	344,129
Acquisition of unearned ESOP shares	0	0	0	(1,269,600)	0	(1,269,600)
ESOP shares released	0	(2,142)	0	79,350	0	77,208
Issuance of Common Stock	15,870	14,952,740	0	0	0	14,968,610

Balance, September 30, 2011	$15,870	$14,950,598	$16,082,563	$(1,190,250)	$183,919	$30,042,700

Balance, December 31, 2011	$15,870	$14,944,647	$16,170,684	$(1,163,800)	$149,288	$30,116,689
Net Income	0	0	63,344	0	0	63,344
Other Comprehensive Income	0	0	0	0	22,640	22,640
Common shares repurchased	(504)	(612,607)	0	0	0	(613,111)
ESOP shares released or committed for release	0	4,576	0	79,350	0	83,926

Balance, September 30, 2012	$15,366	$14,336,616	$16,234,028	$(1,084,450)	$171,928	$29,673,488

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$63,344	$(64,222)
Adjustments to reconcile net income (loss) provided by operating activities:
Depreciation	65,569	64,822
Gain on sale of available-for-sale securities	(114,134)	(107,714)
Gain on sale of other real estate owned	0	(9,900)
Gain on sale of loans	(60,196)	(7,308)
Origination of loans held for sale	(3,240,900)	(607,500)
Proceeds from sale of loans held for sale	3,301,096	614,808
Amortization/accretion of premium/discount	476,729	205,611
Increase in value of bank-owned life insurance	(128,311)	(134,325)
Increase in value of other real estate owned	0	(302,129)
Stock based compensation (ESOP)	83,926	77,208
Provision for loan losses	380,174	66,961
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(62,230)	444,730
Other liabilities	(25,284)	93,112

Net cash provided by operating activities	739,783	334,154

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(413,327)	1,408,939
Redemption of ground rents	6,650	0
Acquisition of property and equipment	(134,786)	(60,914)
Purchase of:
Investment securities available-for-sale	(7,101,050)	(24,525,876)
Investment securities held-to-maturity	0	(8,031,518)
Proceeds from:
Sales and maturities of investment securities available-for-sale	10,187,699	14,644,438
Principal paydowns on investment securities available-for-sale	3,650,960	3,671,718
Principal paydowns on investment securities held-to-maturity	427,892	5,939
Sale of Federal Home Loan Bank stock	31,000	65,800
Sale of other real estate owned	334,103	2,327,938

Net cash provided by (used in) investing activities	6,989,141	(10,493,536)

Fraternity Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(2,196,678)	(5,234,656)
Borrowings from the Federal Home Loan Bank	5,000,000	0
Repayments of Federal Home Loan Bank borrowings	(7,500,000)	(83,333)
Acquisition of ESOP Shares	0	(1,269,600)
Repurchase of common shares	(613,111)	0
Proceeds from issuance of Common Stock, net	0	14,968,610
Increase in advances by borrowers for taxes and insurance	436	296,039

Net cash (used in) provided by financing activities	(5,309,353)	8,677,060

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,419,571	(1,482,322)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,923,142	25,881,831

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,342,713	$24,399,509

Cash paid for interest	$1,854,533	$2,536,078

Cash paid for taxes	$0	$0

Transfer of loans to other real estate owned	$2,077,334	$0

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

ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Fraternity Community Bancorp, Inc. (the “Company”) was incorporated on October 12, 2010 to serve as the holding company for Fraternity Federal Savings and Loan Association (the “Bank”), a federally chartered savings bank. On March 31, 2011, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 1,587,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $14,968,600, net of offering expenses of approximately $901,400. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 126,960 shares of common stock sold in the offering. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

Nature of Operations

The Bank provides a full range of banking services to individuals and businesses through its main office and three branches in the Baltimore metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, NOW, and money market accounts. Its primary lending products are consumer loans and real estate mortgages.

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

Earnings per Common Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. Weighted average shares excludes unallocated ESOP shares. The Company has no dilutive potential common shares for the three or nine month periods ended September 30, 2012 or 2011.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net (loss) income	$(91,223)	$(7,151)	$63,344	$(64,222)

Weighted average common shares outstanding	1,453,158	1,462,685	1,466,069	1,460,922

Basic and diluted earnings (loss) per share	$(.06)	$(.01)	$.04	$(.04)

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	September 30, 2012 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$2,497,895	$21,665	$1,500	$2,518,060
Obligations of U.S. Government Agencies	3,999,005	4,060	16,185	3,986,880
Mortgage-backed securities:
FNMA	4,329,769	130,799	116	4,460,452
GNMA	9,422,086	134,448	0	9,556,534
FHLMC	1,174,958	11,946	0	1,186,904
FNMA CMO	2,392,805	4,167	9,561	2,387,411
Private Label CMO	318,608	381	0	318,989

	$24,135,126	$307,466	$27,362	$24,415,230

	September 30, 2012 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$545,905	$35,720	$0	$581,625
SBA Pools	1,933,916	23,623	19,977	1,937,562
Mortgage-backed securities:
FNMA	4,870,387	315,448	0	5,185,835

	$7,350,208	$374,791	$19,977	$7,705,022

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$2,495,526	$7,844	$16,935	$2,486,435
Obligations of U.S. Government Agencies	6,696,656	126,082	0	6,822,738
Mortgage-backed securities:
FNMA	9,370,220	119,118	172	9,489,166
GNMA	7,019,669	31,425	41,879	7,009,215
FHLMC	2,334,789	7,438	17,889	2,324,338
FHLMC	2,636,100	67,091	0	2,703,191
Private Label CMO	623,176	5,259	44,162	584,273

	$31,176,136	$364,257	$121,037	$31,419,356

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$551,202	$17,283	$0	$568,485
SBA Pools	2,345,921	12,401	0	2,358,322
Mortgage-backed securities:
FNMA	4,940,170	103,426	0	5,043,596

	$7,837,293	$133,110	$0	$7,970,403

The amortized cost and fair value of debt securities at September 30, 2012 and December 31, 2011 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	September 30, 2012
	Available-for-Sale (unaudited)
	Amortized Cost	Fair Value

Due in less than one year	$997,895	$1,019,560
Due in one year through five years	1,504,291	1,502,734
Due in five years through ten years	1,283,481	1,317,002
Due after ten years	20,349,459	20,575,934

	$24,135,126	$24,415,230

	September 30, 2012
	Held-to-Maturity (unaudited)
	Amortized Cost	Fair Value

Due in one year through five years	$888,698	$868,722
Due in five years through ten years	4,870,388	5,185,835
Due after ten years	1,591,122	1,650,465

	$7,350,208	$7,705,022

	December 31, 2011
	Available-for-Sale
	Amortized Cost	Fair Value

Due in one year through five years	$2,502,994	$2,493,771
Due in five years through ten years	6,513,583	6,654,782
Due after ten years	22,159,559	22,270,803

	$31,176,136	$31,419,356

	December 31, 2011
	Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$1,243,103	$1,254,845
Due in five years through ten years	4,940,170	5,043,596
Due after ten years	1,654,020	1,671,962

	$7,837,293	$7,970,403

The Bank recognized gross gains on sales of available-for-sale securities of $124,019 and $107,714 for the nine months ended September 30, 2012 and 2011, respectively. The Bank recognized gross losses on sales of available-for-sale securities of $9,885 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

Securities with unrealized losses, segregated by length of impairment, as of September 30, 2012 and December 31, 2011 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2012 (unaudited)
Available-for-sale:
Bank Notes and Corporate Bonds	$1,498,500	$1,500	$0	$0	$1,498,500	$1,500
Obligation of U.S. Government Agencies	1,982,820	16,185	0	0	1,982,820	16,185
Mortgage-backed securities:
FNMA	9,186	31	5,636	85	14,822	116
GNMA	0	0	0	0	0	0
FHLMC	0	0	0	0	0	0
Private Label CMO	914,073	9,561	0	0	914,073	9,561

	$4,404,579	$27,277	$5,636	$85	$4,410,215	$27,362

Held-to-Maturity:	$868,722	$19,977	$0	$0	$868,722	$19,977

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2011
Available-for-sale:
Bank Notes and Corporate Bonds	$1,483,065	$16,935	$0	$0	$1,483,065	$16,935
Mortgage-backed securities:
FNMA	7,336	132	1,444	40	8,780	172
GNMA	4,022,149	41,879	0	0	4,022,149	41,879
FHLMC	1,598,353	17,889	0	0	1,598,353	17,889
Private Label CMO	0	0	293,611	44,162	293,611	44,162

	$7,110,903	$76,835	$295,055	$44,202	$7,405,958	$121,037

Held-to-Maturity:	$0	$0	$0	$0	$0	$0

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

Furthermore, as of September 30, 2012, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Bank’s consolidated income statement.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	September 30, 2012 (unaudited)	December 31, 2011

Real Estate Loans:
Owner Occupied One-to-four family	$69,239,731	$75,958,333
Non Owner Occupied One-to-four family	12,746,801	11,932,813
Home Equity Lines of Credit	10,301,657	9,501,693
Commercial Real Estate	12,633,089	10,040,391
Residential Construction	4,316,409	3,088,974
Land	1,915,196	2,584,476

Total Real Estate Loans	111,152,883	113,106,680

Consumer Loans	66,341	50,486
Commercial Loans	16,326	17,818

Total Loans	111,235,550	113,174,984

Less:
Allowance for loan losses	(1,395,000)	(1,250,000)

Total loans and allowance for loan losses	$109,840,550	$111,924,984

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

Owner Occupied One-To-Four Family Residential Loans. This portfolio segment consists of the origination of first mortgage loans and closed end home equity second mortgage loans secured by one-to-four family residential properties located in our market area. The Company offers both fixed and adjustable rate products on properties located in the Company’s primary market area. These loans are generally for terms of 15, 20 and 30 years amortized on a monthly basis. The Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as employment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Non Owner Occupied One-To-Four Family Real Estate Loans. Loans secured by investment properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases, although we might accept a second mortgage where the combined loan-to-value ratio is low.

Home Equity Lines of Credit. This portfolio segment consists primarily of open end, second mortgage loans secured by one–to-four family residential properties. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as employment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Commercial Real Estate Loans. This portfolio segment consists primarily of loans secured by commercial real estate. Loans secured by commercial real estate generally may have larger balances and more risk of default than one-to-four family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

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

The balance of impaired loans was $4,927,398 and $4,101,788 as of September 30, 2012 and December 31, 2011, respectively. We consider an impaired loan to be any loan which is a troubled debt restructuring or any loan on nonaccrual status.

Non-Performing/Past Due Loans - Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $4,666,653 and $3,838,051 at September 30, 2012 and December 31, 2011, respectively. There were no accruing loans that were more than 90 days past due at September 30, 2012 or December 31, 2011.

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our loan segments are owner occupied one-to-four family residential, non owner occupied one-to-four family residential, home equity lines of credit (“HELOC”), commercial real estate, residential construction, land, consumer and commercial.

To establish the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon a rolling 12 month history. This rolling history is utilized so that we have the most current and relevant charge-off trend data. These charge-offs are segregated by loan segment and compared to their respective loan segment average balances for the same period in order to calculate the charge-off percentage. That calculation determines the required allowance for loan loss level. The Company then applies additional loss multipliers to the different segments of loans to reflect various environmental factors. For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments. As of September 30, 2012 there are seven loans totaling $3,558,561 classified as troubled debt restructurings.

The following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses as of September 30, 2012 and December 31, 2011:

Credit Risk Analysis of Loans Receivable

As of September 30, 2012 (unaudited)

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$65,372,101	$11,855,335	$9,943,664	$11,442,237	$4,316,409	$1,804,696	$66,341	$16,326	$104,817,109
Special Mention	9,482	523,723	27,731	0	0	0	0	0	560,936
Substandard	3,858,148	367,743	330,262	1,190,852	0	110,500	0	0	5,857,505

Total	$69,239,731	$12,746,801	$10,301,657	$12,633,089	$4,316,409	$1,915,196	$66,341	$16,326	$111,235,550

Credit risk profile based on payment activity:
Performing	$65,381,583	$12,379,058	$9,971,395	$12,633,089	$4,316,409	$1,804,696	$66,341	$16,326	$106,568,897
Nonperforming	3,858,148	367,743	330,262	0	0	110,500	0	0	4,666,653

Total	$69,239,731	$12,746,801	$10,301,657	$12,633,089	$4,316,409	$1,915,196	$66,341	$16,326	$111,235,550

Credit Risk Analysis of Loans Receivable

As of December 31, 2011

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$70,944,566	$10,929,017	$9,045,770	$8,835,392	$1,523,776	$2,275,454	$50,486	$17,818	$103,622,279
Special Mention	3,618,817	924,975	362,614	1,204,999	0	0	0	0	6,111,405
Substandard	1,394,950	78,821	93,309	0	1,565,198	309,022	0	0	3,441,300

Total	$75,958,333	$11,932,813	$9,501,693	$10,040,391	$3,088,974	$2,584,476	$50,486	$17,818	$113,174,984

Credit risk profile based on payment activity:
Performing	$74,563,383	$11,457,241	$9,408,384	$10,040,391	$1,523,776	$2,275,454	$50,486	$17,818	$109,336,933
Nonperforming	1,394,950	475,572	93,309	0	1,565,198	309,022	0	0	3,838,051

Total	$75,958,333	$11,932,813	$9,501,693	$10,040,391	$3,088,974	$2,584,476	$50,486	$17,818	$113,174,984

Aged Analysis of Past Due Loans Receivable

As of September 30, 2012 (unaudited)

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$558,061	$0	$64,322	$0	$0	$0	$0	$0	$622,383
60-89 Days Past Due	3,530	0	0	0	0	0	0	0	3,530
Greater Than 90 Days Past Due	2,916,203	367,743	92,387	0	0	110,500	0	0	3,486,833

Total Past Due	3,477,794	367,743	156,709	0	0	110,500	0	0	4,112,746

Current	65,761,937	12,379,058	10,144,948	12,633,089	4,316,409	1,804,696	66,341	16,326	107,122,804

Total Loans Receivable	$69,239,731	$12,746,801	$10,301,657	$12,633,089	$4,316,409	$1,915,196	$66,341	$16,326	$111,235,550

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

Aged Analysis of Past Due Loans Receivable

As of December 31, 2011

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$40,965	$0	$0	$0	$0	$0	$0	$0	$40,965
60-89 Days Past Due	3,273	0	29,557	0	0	0	0	0	32,830
Greater Than 90 Days Past Due	1,299,668	78,821	69,528	0	1,565,198	309,022	0	0	3,322,237

Total Past Due	1,343,906	78,821	99,085	0	1,565,198	309,022	0	0	3,396,032
Current	74,614,427	11,853,992	9,402,608	10,040,391	1,523,776	2,275,454	50,486	17,818	109,778,952

Total Loans Receivable	$75,958,333	$11,932,813	$9,501,693	$10,040,391	$3,088,974	$2,584,476	$50,486	$17,818	$113,174,984

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

The following tables represent the allocation of the allowance for loan and lease losses and the related loans by portfolio segment for the three and nine months ended September 30, 2012:

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For The Nine Months Ended September 30, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Impaired	Unallocated	Total

Allowance for loan losses:

Beginning Balance	$495,271	$77,051	$145,830	$190,767	$28,952	$120,372	$2,858	$1,008	$0	$187,891	$1,250,000
Charge-offs	(133,065)	(59,847)	0	0	(44,940)	(20,585)	(88)	0	0	0	(258,525)
Recoveries	20,354	0	2,997	0	0	0	0	0	0	0	23,351

Provision	198,090	195,716	(74,042)	(13,904)	59,152	(62,249)	(1,238)	(773)	263,543	(184,121)	380,174

Ending Balance	$580,650	$212,920	$74,785	$176,863	$43,164	$37,538	$1,532	$235	$263,543	$3,770	$1,395,000

Ending Balance
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$189,862	$0	$189,862

Ending Balance
Collectively evaluated for impairment	$580,650	$212,920	$74,785	$176,863	$43,164	$37,538	$1,532	$235	$73,681	$3,770	$1,205,138

Loans Receivable:
Ending Balance	$69,239,731	$12,746,801	$10,301,657	$12,633,089	$4,316,409	$1,915,196	$66,341	$16,326		$0	$111,235,550

Ending Balance
Individually evaluated for impairment	$4,118,893	$367,743	$330,262	$0	$0	$110,500	$0	$0		$0	$4,927,398

Ending Balance
Collectively evaluated for impairment	$65,120,838	$12,379,058	$9,971,395	$12,633,089	$4,316,409	$1,804,696	$66,341	$16,326		$0	$106,308,152

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For The Three Months Ended September 30, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Impaired	Unallocated	Total

Allowance for loan losses:

Beginning Balance	$603,447	$163,854	$70,890	$191,178	$32,968	$37,210	$1,003	$252	$42,728	$106,470	$1,250,000
Charge-offs	0	(59,847)	0	0	0	0	(88)	0	0	0	(59,935)
Recoveries	2,016	0	999	0	0	0	0	0	0	0	3,015
Provision	(24,813)	108,913	2,896	(14,315)	10,196	328	617	(17)	220,815	(102,700)	201,920

Ending Balance	$580,650	$212,920	$74,785	$176,863	$43,164	$37,538	$1,532	$235	$263,543	$3,770	$1,395,000

Ending Balance
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$189,862	$0	$189,862

Ending Balance
Collectively evaluated for impairment	$580,650	$212,920	$74,785	$176,863	$43,164	$37,538	$1,532	$235	$73,681	$3,770	$1,205,138

Loans Receivable:
Ending Balance	$69,239,731	$12,746,801	$10,301,657	$12,633,089	$4,316,409	$1,915,196	$66,341	$16,326		$0	$111,235,550

Ending Balance
Individually evaluated for impairment	$4,118,893	$367,743	$330,262	$0	$0	$110,500	$0	$0		$0	$4,927,398

Ending Balance
Collectively evaluated for impairment	$65,120,838	$12,379,058	$9,971,395	$12,633,089	$4,316,409	$1,804,696	$66,341	$16,326		$0	$106,308,152

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. Information with respect to nonperforming assets and troubled debt restructurings at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31,
	(unaudited)	2011
Non-Accrual Loans:
Owner-occupied one-to-four family	$3,858,148	$1,394,950
Non owner-occupied one-to-four family	367,743	475,572
Home Equity Lines of credit	330,262	93,309
Commercial	0	0
Residential Construction	0	1,565,198
Land	110,500	309,022

Total Non-Accrual Loans	$4,666,653	$3,838,051
Other Real Estate Owned, net	1,783,484	0
Loans 90 days or more past due and still accruing	0	0

Total Nonperforming Assets	$6,450,137	$3,838,051

Troubled Debt Restructurings	$3,558,561	$1,562,084

Troubled Debt Restructurings included In Non-Accrual Loans	$(3,297,816)	$(1,298,347)

Troubled Debt Restructurings and Total Nonperforming Assets	$6,710,882	$4,101,788

At September 30, 2012 and December 31, 2011, there were no loans 90 days past due or more and still accruing interest. At September 30, 2012, the Company had twenty seven loans on non-accrual status with foregone interest in the amount of $189,034. At December 31, 2011, the Company had eighteen loans on non-accrual status with foregone interest of $249,839.

Information on impaired loans for the three and nine months ended September 30, 2012 and 2011 is as follows:

	For the three months ended September 30, 2012		For the nine months ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Owner Occupied one-to-four family residential	$1,880,741	$27,680	$1,720,291	$47,215
Non Owner Occupied one-to-four family residential	421,019	0	448,117	8,128

Home Equity Lines of Credit	326,894	3,564	274,807	11,086

Construction	0	0	782,599	0

Land	111,250	0	209,761	0

Total with no allowance	$2,739,904	$31,244	$3,435,575	$66,429

With an allowance recorded:
Owner Occupied one-to-four family residential	$1,148,056	$4,214	$574,028	$79,674

Total with an allowance	$1,148,056	$4,214	$574,028	$79,674

Grand total:
Owner Occupied one-to-four family residential	$3,028,797	$31,894	$2,294,319	$126,889
Non Owner Occupied one-to-four family residential	421,019	0	448,117	8,128

Home Equity Lines of Credit	326,894	3,564	274,807	11,086

Construction	0	0	782,599	0

Land	111,250	0	209,761	0

Grand total	$3,887,960	$35,458	$4,009,603	$146,103

	For the three months ended September 30, 2011		For the nine months ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Owner Occupied one-to-four family residential	$1,625,904	$829	$1,627,055	$12,359
Non Owner Occupied one-to-four family residential	39,411	0	26,274	1,951

Home Equity Lines of Credit	94,382	0	94,382	554

Construction	1,565,198	0	1,565,198	0

Land	310,772	0	310,855	0

Consumer	220	0	147	35

Total with no allowance	$3,635,887	$829	$3,623,911	$14,899

With an allowance recorded:
Owner Occupied one-to-four family residential	$0	$0	$0	$0

Total with an allowance	$0	$0	$0	$0

Grand total:
Owner Occupied one-to-four family residential	$1,625,904	$829	$1,627,055	$12,359
Non Owner Occupied one-to-four family residential	39,411	0	26,274	1,951

Home Equity Lines of Credit	94,382	0	94,382	554

Construction	1,565,198	0	1,565,198	0

Land	310,772	0	310,855	0

Consumer	220	0	147	35

Grand total	$3,635,887	$829	$3,623,911	$14,899

	As of September 30, 2012			As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no allowance recorded:
Owner Occupied one-to-four family residential	$1,822,780	$1,822,780	$0	$1,658,687	$1,658,687	$0
Non Owner Occupied one-to-four family residential	367,743	367,743	0	475,572	475,572	0

Home Equity Lines of Credit	330,262	330,262	0	93,309	93,309	0

Construction	0	0	0	1,565,198	1,565,198	0

Land	110,500	110,500	0	309,022	309,022	0

Total with no allowance	$2,631,285	$2,631,285	$0	$4,101,788	$4,101,788	$0

With an allowance recorded:
Owner Occupied one-to-four family residential	$2,106,251	$2,296,113	$189,862	$0	$0	$0

Total with an allowance	$2,106,251	$2,296,113	$189,862	$0	$0	$0

Grand total:
Owner Occupied one-to-four family residential	$3,929,031	$4,118,893	$189,862	$1,658,687	$1,658,687	$0
Non Owner Occupied one-to-four family residential	367,743	367,743	0	475,572	475,572	0

Home Equity Lines of Credit	330,262	330,262	0	93,309	93,309	0

Construction	0	0	0	1,565,198	1,565,198	0

Land	110,500	110,500	0	309,022	309,022	0

Grand total	$4,737,536	$4,927,398	$189,862	$4,101,788	$4,101,788	$0

The following table reflects impaired loans as of September 30, 2012 and December 31, 2011. We consider an impaired loan to be any loan which is a troubled debt restructuring or any loan on nonaccrual status.

	September 30, 2012	December 31, 2011
Impaired performing loans:
Owner occupied one-to-four family	$0	$0
Non owner occupied one-to-four family	0	0
Home equity lines of credit	0	0
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one-to-four family	260,745	263,737
Non owner occupied one-to-four family	0	0
Home equity lines of credit	0	0
Commercial	0	0
Construction	0	0
Land	0	0

Total impaired performing loans	260,745	263,737

Impaired nonperforming loans (nonaccrual):
Owner occupied one-to-four family	901,695	698,141
Non owner occupied one-to-four family	367,743	475,572
Home equity lines of credit	99,398	93,309
Commercial	0	0
Construction	0	1,565,198
Land	0	194,022
Troubled debt restructurings:
Owner occupied one-to-four family	2,956,453	696,809
Non owner occupied one-to-four family	0	0
Home equity lines of credit	230,864	0
Commercial	0	0
Construction	0	0
Land	110,500	115,000

Total impaired nonperforming loans (nonaccrual)	4,666,653	3,838,051

Total impaired loans	$4,927,398	$4,101,788

Loans may be periodically modified in a troubled debt restructuring (TDR), where the Company will make concessions to a borrower having financial difficulty to help the borrower remain current on the loan and/or to avoid foreclosure. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is generally recognized through a charge-off through the allowance, however, if a specific reserve has been established, impairment is recognized through the provision for loan losses. At September 30, 2012, we had seven loans that were restructured totaling $3,558,561. Five loans, totaling $3,217,197 were secured by owner-occupied one-to-four family residential properties, one loan totaling $110,500 is secured by a residential lot, and one loan totaling $230,864 is a home equity line of credit. At December 31, 2011, we had five loans totaling $1,562,084 that were restructured. Four loans, totaling $1,447,084 were secured by owner-occupied one-to-four family residential properties, and one loan totaling $115,000 was secured by a residential lot.

The following table is a summary of impaired loans that were modified due to a TDR by class for the three and nine months ending September 30, 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts immediately after the modification:

Modifications for the Nine Months Ending September 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one-to-four family residential	2	$2,296,113	$2,106,251
Home Equity Line of Credit	1	230,864	230,864

Total	3	$2,526,977	$2,337,115

Modifications for the Nine Months Ending September 30, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Land	1	$116,500	$116,500

Modifications for the Three Months Ending September 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one-to-four family residential	2	$2,296,113	$2,106,251

Modifications for the Three Months Ending September 30, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Land	1	$116,500	$116,500

The following table presents loans by loan class modified as TDR’s within the previous twelve months from, and for which there was a payment default (90 days or more past due) during the three and nine months ended September 30, 2012 and 2011:

Three Months Ended		Nine Months Ended
September 30, 2012		September 30, 2012
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

0	$0	0	$0

Three Months Ended		Nine Months Ended
September 30, 2011		September 30, 2011
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

0	$0	0	$0

4.	EMPLOYEE STOCK OWNERSHIP PLAN

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the nine months ended September 30, 2012 and 2011 was $83,926 and $77,208, respectively.

A summary of ESOP shares at September 30, 2012 is as follows:

Shares released or committed for release	18,515

Unearned shares	108,445

Total ESOP shares	126,960

Fair Value of unearned shares	$1,344,718

5.	REGULATORY MATTERS

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

As of September 30, 2012 and December 31, 2011 (the most recent notification from the OCC), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Bank’s capital position:

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of September 30, 2012 (unaudited):
Total Risk-Based Capital (to risk-weighted assets)	$24,906	26.29%	$9,474	10.0%
Tier I Capital (to risk-weighted assets)	$23,719	25.04%	$5,683	6.0%
Tier I Capital (to adjusted total assets)	$23,719	13.95%	$8,501	5.0%

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2011:
Total Risk-Based Capital (to risk-weighted assets)	$24,827	26.46%	$9,383	10.0%
Tier I Capital (to risk-weighted assets)	$23,654	25.21%	$5,630	6.0%
Tier I Capital (to adjusted total assets)	$23,654	13.50%	$8,761	5.0%

On May 24, 2012, the Company authorized the repurchase of up to 158,700 shares of its common stock. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares. As of September 30, 2012, there have been 50,400 shares repurchased by the Company, for an aggregate expenditure totaling approximately $613,111, at an average price of $12.16.

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

The following table presents the Bank’s assets measured at fair value on a recurring basis:

	Fair Value at September 30, 2012 (unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$2,518,060	$0	$2,518,060	$0
Obligations of U.S. Government agencies	3,986,880	0	3,986,880	0
FNMA	4,460,452	0	4,460,452	0
GNMA	9,556,534	0	9,556,534	0
FHLMC	1,186,904	0	1,186,904	0
FNMA CMO	2,387,411	0	2,387,411	0
Private label CMO	318,989	0	318,989	0

	$24,415,230	$0	$24,415,230	$0

Total assets measured at fair value	$24,415,230	$0	$24,415,230	$0

	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$2,486,435	$0	$2,486,435	$0
Obligations of U.S. Government agencies	6,822,738	0	6,822,738	0
FNMA	9,489,166	0	9,489,166	0
GNMA	7,009,215	0	7,009,215	0
FHLMC	2,324,338	0	2,324,338	0
FNMA CMO	2,703,191	0	2,703,191	0
Private label CMO	584,273	0	584,273	0

	$31,419,356	$0	$31,419,356	$0

Total assets measured at fair value	$31,419,356	$0	$31,419,356	$0

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

For assets measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at September 30, 2012 (unaudited)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans:	$3,929,031	$0	$3,929,031	$0
Owner occupied one-to-four family	367,743	0	367,743	0
Non owner occupied one-to-four family	330,262	0	330,262	0
Home Equity Lines of Credit	110,500	0	110,500	0

Land	$4,737,536	$0	$4,737,536	$0

Other real estate owned:	$1,783,484	$0	$1,783,484	$0

	Fair Value at December 31, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans:	$1,565,198	$0	$1,565,198	$0
Construction	1,658,687	0	1,658,687	0
Owner occupied one-to-four family	475,572	0	475,572	0
Non owner occupied one-to-four family	93,309	0	93,309	0
Home Equity Lines of Credit	309,022	0	309,022	0

Land	$4,101,788	$0	$4,101,788	$0

Other real estate owned:	$0	$0	$0	$0

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

Fair value estimates, methods, and assumptions are set forth below for the Bank’s financial instruments as of September 30, 2012 and December 31, 2011.

	September 30, 2012 (unaudited)
		Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total
Assets:
Cash and cash equivalents	$17,342,713	$17,342,713	$0	$0	$17,342,713
Securities - available-for-sale	24,415,230	0	24,415,230	0	24,415,230
Securities - held-to-maturity	7,350,208	0	7,705,022	0	7,705,022
Loans, net of allowance	109,840,550	0	4,737,536	110,521,022	115,258,558
Federal Home Loan Bank stock	1,275,500	0	1,275,500	0	1,275,500
Investment in bank-owned life insurance	4,482,563	4,482,563	0	0	4,482,563

Liabilities:
Deposit accounts and advances by borrowers	119,835,266	0	120,590,084	0	120,590,084
Advances from the FHLB	20,000,000	0	20,890,706	0	20,890,706

	December 31, 2011
		Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total
Assets:
Cash and cash equivalents	$14,923,142	$14,923,142	$0	$0	$14,923,142
Securities - available-for-sale	31,419,356	0	31,419,356	0	31,419,356
Securities - held-to-maturity	7,837,293	0	7,970,403	0	7,970,403
Loans, net of allowance	111,924,984	0	4,101,788	111,482,563	115,584,351
Federal Home Loan Bank stock	1,306,500	0	1,306,500	0	1,306,500
Investment in bank-owned life insurance	4,354,252	4,354,252	0	0	4,354,252

Liabilities:
Deposit accounts and advances by borrowers	122,031,508	0	122,998,429	0	122,998,429
Advances from the FHLB	22,500,000	0	23,223,703	0	23,223,703

	September 30, 2012 (unaudited)	December 31, 2011

Off-Balance Sheet Instruments:
Commitments to extend credit	$1,451,000	$0
Unused lines of credit	$10,560,270	$12,006,256

(a) Cash and Cash Equivalents - The carrying amount for cash on hand and in banks approximates fair value due to the short maturity of these instruments.

(b) Securities - The fair value of securities excluding Federal Home Loan Bank stock, is based on bid prices received from an external pricing service or bid quotations received from securities dealers.

(c) Loans - Loans were segmented into portfolios with similar financial characteristics. Loans were also segmented by loan category. Each loan category was further segmented by fixed and adjustable rate interest terms and performing and nonperforming categories. The fair value of residential loans was calculated by discounting anticipated cash flows based on weighted-average contractual maturity, weighted-average coupon, and discount rate.

The fair value for nonperforming loans was determined by reducing the carrying value of nonperforming loans by the Company’s historical loss percentage for each specific loan category.

(d) Federal Home Loan Bank Stock - The fair value of Federal Home Loan Bank stock approximates its carrying value based on the redemption provisions of the Federal Home Loan Bank.

(e) Investments in Bank-Owned Life Insurance - The fair value of the insurance contracts approximates the carrying value.

(f) Deposits and Advances by Borrowers - The fair value of deposits with no stated maturity, such as noninterest bearing deposits, interest-bearing NOW accounts, money market and statement savings accounts, is deemed to be equal to the carrying amounts. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate for certificates of deposit was estimated using the rate currently offered for deposits of similar remaining maturities.

(g) Advances from the FHLB - Fair values are estimated by discounting carrying values using a cash flow approach based on market rates as of September 30, 2012 and December 31, 2011.

(h) Off-Balance Sheet Financial Instruments - The Company’s adjustable rate commitments to extend credit move with market rates and are not subject to interest rate risk. The rates and terms of the Company’s fixed rate commitments to extend credit are competitive with others in the various markets in which the Company operates. The fair values of these instruments are immaterial.

(i) Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

All pending but not yet effective accounting standards updates were evaluated and only those listed below could have a material impact on the Company’s financial condition or results of operations.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Company on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, the Company’s financial statements now include separate statements of comprehensive income.

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

Forward-Looking Statements

When used in this Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Assets. At September 30, 2012, total assets decreased by $5.1 million to $170.2 million at September 30, 2012 from $175.3 million at December 31, 2011. The decrease in assets for the nine months ended September 30, 2012 was due mainly to a $7.5 million decrease in our investment portfolio from $39.3 million at December 31, 2011 to $31.8 million at September 30, 2012, offset, in part, by a $2.4 million increase in cash and cash equivalents from $14.9 million at December 31, 2011 to $17.3 million at September 30, 2012. In addition, loans receivable, net, decreased $2.1 million, from $111.9 million at December 31, 2011 to $109.8 million at September 30, 2012. Other real estate owned increased from $0 at December 31, 2011 to $1.8 million at September 30, 2012.

Loans. Net loans receivable decreased by $2.1 million, or 1.9%, from $111.9 million at December 31, 2011 to $109.8 million at September 30, 2012, primarily as a result of transferring $2.1 million from loans receivable to other real estate owned.

Cash and Cash Equivalents. Cash and cash equivalents increased by $2.4 million, or 16.2%, from $14.9 million at December 31, 2011 to $17.3 million at September 30, 2012 primarily as a result of a decrease in our available for sale investment portfolio due to sales, principal receipts and a security being called.

Securities. Our available for sale securities decreased by $7.0 million, or 22.3%, from $31.4 million at December 31, 2011 to $24.4 million at September 30, 2012. During the nine months ended September 30, 2012 we sold securities totaling $8.5 million, had one security totaling $1.5 million called, purchased securities totaling $7.1 million, and had principal payments of $3.7 million on our securities. Proceeds from the sales of these securities was used to pay off a $2.5 million Federal Home Loan Bank advance. Our held to maturity securities decreased by $487,100, or 6.2%, from $7.8 million at December 31, 2011 to $7.3 million at September 30, 2012.

Deposits. Total deposits decreased by $2.2 million, from $121.2 million at December 31, 2011, to $119.0 million at September 30, 2012, primarily as a result of a decrease in brokered deposits of $1.5 million.

Borrowings. Total borrowings decreased by $2.5 million, or 11.1%, from $22.5 million at December 31, 2011 to $20.0 million at September 30, 2012. During the nine months ended September 30, 2012, one borrowing totaling $2.5 million matured and was paid off.

Results of Operations for the Three Months Ended September 30, 2012 and 2011 (unaudited)

Overview. We had a net loss of $91,200 for the three months ended September 30, 2012, as compared to a net loss of $7,200 for the three months ended September 30, 2011. The increase in net loss between the periods was primarily due to an increase in our provision for loan and lease losses of $195,500 for the three months ended

September 30, 2012 as compared to the three months ended September 30, 2011. Our provision for loan losses were $201,900 for the three months ended September 30, 2012 as compared to $6,400 for the three months ended September 30, 2011. This was partially off set by an increase in net interest income of $59,400 or 6.4%. This was mainly due to a large decrease in interest expense, due to the combination of lower average balances of interest bearing liabilities and the fact we were able to take advantage of declining interest rates to reprice maturing certificates of deposit and Federal Home Loan Bank advances at lower rates. Noninterest income decreased by $50,900, or 38.7% from $131,600 for the three months ended September 30, 2011 to $80,700 for the three months ended September 30, 2012. Noninterest expense decreased by $29,200 or 2.7% from $1,087,800 for the three months ended September 30, 2011 to $1,058,600 for the three months ended September 30, 2012. Income tax benefit increased by $73,800, from $28,000 for the three months ended September 30, 2011 to $101,800 for the three months ended September 30, 2012.

Net Interest Income. Net interest income increased by $59,400, or 6.4%, from $927,400 for the three months ended September 30, 2011 to $986,700 for the three months ended September 30, 2012. The increase in net interest income is primarily attributable to the combination of lower average balances of interest bearing liabilities and the fact we were able to take advantage of declining interest rates to reprice maturing certificates of deposit and Federal Home Loan Bank advances at lower rates.

Interest on loans receivable, net decreased by $68,400, or 4.7%, from $1.44 million for the three months ended September 30, 2011 to $1.37 million for the three months ended September 30, 2012, due to a 27 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to market rates remaining at an historically low level. The average balance of loans receivable, net increased by $416,400, or .4%, from $109.0 million at September 30, 2011 to $109.4 million at September 30, 2012.

Interest on investment securities available-for-sale decreased by $91,700, or 41.0%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, as the result of a $4.0 million, or 13.9%, decrease in the average balance of investment securities available-for-sale and a 97 basis point decrease in the average yield. Interest on investment securities held-to-maturity increased by $27,500, or 89.8%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, as the result of a $1.7 million, or 31.1%, increase in the average balance of investment securities held-to-maturity and a 98 basis point increase in the average yield.

Interest on cash and cash equivalents remained low by historical standards during the three months ended September 30, 2012 and 2011 due to the historically low prevailing market rates during those periods.

During the three months ended September 30, 2012, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates, lower average balances of these time deposits and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $104,700, or 20.0%, from $524,200 for the three months ended September 30, 2011, to $419,500 for the three months ended September 30, 2012, due to a 37 basis point decrease in the average cost of time deposits and a $3.2 million, or 3.2%, decrease in the average balance of time deposits. Interest on brokered deposits decreased by $21,800, or 85.4%, from $25,500 for the three months ended September 30, 2011, to $3,700 for the three months ended September 30, 2012, as the average balance of brokered deposits decreased from $2.3 million for the three months ended September 30, 2011 to $328,500 for the three months ended September 30, 2012. Interest on NOW and money market accounts remained stable during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, even with a 7.6% increase in the average balance of NOW and money market accounts. Interest on passbook accounts decreased by $8,100, or 36.4%, from $22,200 for the three months ended September 30, 2011 to $14,100 for the three months ended September 30, 2012, due primarily to a 17 basis point decrease in the average cost of passbook accounts. The average balance of passbook accounts decreased during the three months ended September 30, 2012, from $17.3 million as of September 30, 2011 to $16.6 million as of September 30, 2012.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank advances, decreased by $59,000, or 26.2%, for three months ended September 30, 2012 as compared to the three months ended September 30, 2011, due to a decrease of 93 basis points in the average cost of these other interest-bearing liabilities. At September 30, 2012 and December 31, 2011, we had $20.0 million and $22.5 million, respectively, of Federal Home Loan Bank advances.

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

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits in other banks	$19,483,978	$11,483	.24%	$24,247,178	$18,954	.31%
Loans receivable, net (3)	109,438,408	1,374,262	5.02	109,022,039	1,442,702	5.29
Investment securities available-for-sale (1)	24,981,506	131,787	2.11	28,998,253	223,509	3.08
Investment securities held-to-maturity (2)	7,368,315	58,138	3.16	5,621,632	30,627	2.18
Other interest-earning assets	2,188,412	18,623	3.40	2,198,081	12,446	2.26

Total interest-earning assets	163,460,619	1,594,293	3.90	170,087,183	1,728,238	4.06

Noninterest-earning assets	8,945,391			7,843,370

Total assets	$172,406,010			$177,930,553

Liabilities and equity:
Time deposits	$94,852,608	$419,515	1.77	$98,007,152	$524,242	2.14
NOW and money market	6,031,856	3,580	.24	5,604,650	3,320	.24
Passbook	16,627,077	14,140	.34	17,271,692	22,225	.51
Brokered deposits	328,513	3,727	4.54	2,344,877	25,491	4.35
Federal Home Loan Bank advances	21,666,667	166,594	3.08	22,500,000	225,592	4.01

Total interest-bearing liabilities	139,506,721	607,556	1.74	145,728,371	800,870	2.20

Noninterest-bearing liabilities	2,856,876			2,249,395

Total liabilities	142,363,597			147,977,766

Total equity	30,042,413			29,952,787

Total liabilities and equity	$172,406,010			$177,930,553

Net interest income		$986,737			$927,368

Interest rate spread			2.16%			1.86%

Net interest margin			2.41%			2.18%

Ratio of average interest-earning assets to average interest-bearing liabilities			117.17%			116.72%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on non-accrual status are included in average assets.

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

Our provision for loan losses increased by $195,500 to $201,900 for the three months ended September 30, 2012 from $6,400 for the three months ended September 30, 2011. At September 30, 2012 and December 31, 2011, the allowance for loan losses was $1.4 million, or 1.25% and $1.25 million, or 1.10%, of the total loan portfolio.

Non-accrual loans totaled $4.7 million at September 30, 2012 compared to $3.8 million at December 31, 2011. Net loan charge-offs amounted to $56,900 during the three months ended September 30, 2012, compared to $6,400 during the three months ended September 30, 2011. As of December 31, 2011, non-accrual loans included two land loans totaling $309,000, one speculative construction loan totaling $1.6 million, two home equity lines of credit totaling $93,300, seven owner occupied one-to-four family residential loans totaling $1.4 million and six non-owner occupied one-to-four family residential loans totaling $475,600. As of September 30, 2012, nonaccrual loans included one land loan totaling $110,500, seventeen owner-occupied one-to-four family residential loans totaling $3.9 million, five non-owner-occupied one-to-four family residential loans totaling $367,700 and four home equity lines of credit totaling $330,300. The total increase of $2.0 million in the one-to-four family residential loan category is primarily due to two loans to the same borrower totaling $2.3 million. These loans were classified as troubled debt restructurings during this quarter and a specific reserve of $189,900 was established.

Impaired loans totaled $4.9 million at September 30, 2012 compared to $4.1 million at December 31, 2011. As of December 31, 2011, impaired loans included eight one-to-four family owner-occupied residential loans totaling $1.7 million, six non-owner-occupied one-to-four family residential loans totaling $475,600, two home equity line of credit loans totaling $93,300, two land loans totaling $309,000, and one speculative construction loan totaling $1.6 million. As of September 30, 2012, impaired loans included eighteen one-to-four family owner-occupied residential loans totaling $4.1 million, five non-owner-occupied one-to-four family residential loans totaling $367,700, four home equity line of credit loans totaling $330,300, and one land loan totaling $110,500.

Other real estate owned totaled $1.8 million at September 30, 2012 compared to $0 at December 31, 2011. This was as a result of one speculative construction loan, one speculative land loan and one non-owner-occupied one-to-four family residential loan previously reported as non-accrual loans being foreclosed upon during the year.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At
	September 30, 2012	December 31, 2011
	(unaudited)
Nonaccrual loans:
Real estate loans:
Owner occupied one-to four-family	$3,858,148	$1,394,950
Non-owner occupied one-to four-family	367,743	475,572
Lines of credit	330,262	93,309
Commercial	0	0
Residential construction	0	1,565,198
Land	110,500	309,022
Commercial	0	0
Consumer	0	0

Total	$4,666,653	$3,838,051

Accruing loans past due 90 days or more	$0	$0

Total of nonaccrual loans and accruing loans 90 days Or more past due	$4,666,653	$3,838,051
Other real estate owned	1,783,484	0

Total nonperforming assets	$6,450,137	$3,838,051

Troubled debt restructurings	$3,558,561	$1,562,084

Troubled debt restructurings included in non-accrual loans	$(3,297,816)	$(1,298,347)

Troubled debt restructurings and total nonperforming assets	$6,710,882	$4,101,788

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	4.20%	3.39%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	2.74%	2.19%

Total nonperforming assets to total assets	3.79%	2.19%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended September 30,
	2012	2011

Allowance for loan losses at beginning of period	$1,250,000	$1,250,000
Charge-offs:
Real estate loans:
Owner occupied one-to four-family	0	25,455
Non-owner occupied one-to four-family	59,847	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	88	0

Total charge-offs	59,935	25,455

Recoveries	3,015	19,010

Net charge-offs	56,920	6,445
Provision for loan losses	201,920	6,445

Allowance at end of period	$1,395,000	$1,250,000

Allowance for loan losses to total loans at the end of the period	1.25%	1.10%

Net charge-offs to average loans outstanding during the period	.05%	.01%

Noninterest Income. Total noninterest income decreased by $50,900, or 38.7%, from $131,600 for the three months ended September 30, 2011 compared to $80,700 for the three months ended September 30, 2012. The decrease was primarily due to a decrease of $60,000, or 100.0%, in the gain on sale of investments during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Noninterest Expenses. Total noninterest expenses decreased by $29,200, or 2.7%, from $1,087,800 for the three months ended September 30, 2011 to $1,058,600 for the three months ended September 30, 2012. The decrease primarily was attributable to a decrease in salaries and employee benefits.

Income Tax Expense. We recognized an income tax benefit of $101,800 during the three months ended September 30, 2012, as compared to an income tax benefit of $28,000 for the three months ended September 30, 2011.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011 (unaudited)

Overview. We had net income of $63,300 for the nine months ended September 30, 2012, as compared to a net loss of $64,200 for the nine months ended September 30, 2011. The increase in net income between the periods was primarily due to an increase in net interest income of $597,800 or 22.9%. This was due to a large decrease in interest expense, due to the combination of lower average balances of interest bearing liabilities and the fact we were able to take advantage of declining interest rates to reprice maturing certificates of deposit and Federal Home Loan Bank advances at lower rates. This was partially offset by an increase in our provision for loan and lease losses of $313,200, from $67,000 for the nine months ended September 30, 2011 to $380,200 for the nine months ended September 30, 2012. Noninterest income increased by $38,200, or 13.1% from $290,600 for the nine months ended September 30, 2011 to $328,800 for the nine months ended September 30, 2012. Noninterest expense increased by $129,300 or 4.3% from $3.0 million for the nine months ended September 30, 2011 to $3.1 million for the nine months ended September 30, 2012. Income tax benefit decreased by $66,000, from an income tax benefit of $122,000 for the nine months ended September 30, 2011 to $56,000 for the nine months ended September 30, 2012.

Net Interest Income. Net interest income increased by $597,800, or 22.9%, from $2.6 million for the nine months ended September 30, 2011 to $3.2 million for the nine months ended September 30, 2012. The increase in net interest income is primarily attributable to the combination of lower average balances of interest bearing liabilities and the fact we were able to take advantage of declining interest rates to reprice maturing certificates of deposit and Federal Home Loan Bank advances at lower rates.

Interest on loans receivable, net decreased by $84,900, or 1.9%, from $4.37 million for the nine months ended September 30, 2011 to $4.29 million for the nine months ended September 30, 2012, due to a 18 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to market rates remaining at an historically low level. The average balance of loans receivable, net increased by $1.5 million, or 1.4%, from $109.2 million at September 30, 2011 to $110.7 million at September 30, 2012.

Interest on investment securities available-for-sale decreased by $160,400, or 23.7%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, as the result of a $3.7 million, or 11.9%, decrease in the average balance of investment securities available-for-sale and a 39 basis point decrease in the average yield. Interest on investment securities held-to-maturity increased by $150,500, or 491.4%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2012, as the result of a $5.7 million, or 303.2% increase in the average balance of investment securities held-to-maturity and a 102 basis point increase in the average yield.

Interest on cash and cash equivalents remained low by historical standards during the nine months ended September 30, 2012 and 2011 due to the historically low prevailing market rates during those periods.

During the nine months ended September 30, 2012, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates, lower average balances of these time deposits and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $432,500, or 25.3%, from $1.7 million for the nine months ended September 30, 2011, to $1.3 million for the nine months ended September 30, 2012, due to a 44 basis point decrease in the average cost of time deposits and a $6.9 million, or 6.8%, decrease in the average balance of time deposits. Interest on brokered deposits decreased by $61,900, or 82.3%, from $75,200 for the nine months ended September 30, 2011, to $13,300 for the nine months ended September 30, 2012, as the average balance of brokered deposits decreased from $2.3 million for the nine months ended September 30, 2011 to $1.1 million for the nine months ended September 30, 2012. Interest on NOW and money market accounts remained stable during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, even with a 13.7% increase in the average balance of NOW and money market accounts. Interest on passbook accounts decreased by $25,300, or 36.7%, from $69,000 for the nine months ended September 30, 2011 to $43,700 for the nine months ended September 30, 2012, due primarily to a 21 basis point decrease in the average cost of passbook accounts. The average balance of passbook accounts increased during the nine months ended September 30, 2012, from $16.6 million as of September 30, 2011 to $16.9 million as of September 30, 2012.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank advances, decreased by $163,100, or 24.4%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, due to a decrease of 93 basis points in the average cost of these other interest-bearing liabilities. At September 30, 2012 and December 31, 2011, we had $20.0 million and $22.5 million, respectively, of Federal Home Loan Bank advances.

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

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits in other banks	$17,383,393	$29,030	.22%	$24,164,694	$28,923	.16%
Loans receivable, net (3)	110,675,721	4,285,743	5.16	109,170,451	4,370,676	5.34
Investment securities available-for-sale (1)	27,741,042	516,985	2.48	31,477,320	677,354	2.87
Investment securities held-to-maturity (2)	7,554,820	181,141	3.20	1,873,877	30,627	2.18
Other interest-earning assets	2,203,296	53,492	3.24	2,227,611	42,800	2.56

Total interest-earning assets	165,558,272	5,066,391	4.08	168,913,953	5,150,380	4.07

Noninterest-earning assets	8,359,171			8,594,531

Total assets	$173,917,443			$177,508,484

Liabilities and equity:
Time deposits	$94,378,106	$1,279,974	1.81	$101,306,434	$1,712,484	2.25
NOW and money market	6,030,341	10,723	.24	5,305,858	9,679	.24
Passbook	16,915,059	43,693	.34	16,592,075	69,021	.55
Brokered deposits	1,141,922	13,285	1.55	2,335,900	75,216	4.29
Federal Home Loan Bank advances	22,222,222	506,522	3.04	22,509,259	669,608	3.97

Total interest-bearing liabilities	140,687,650	1,854,197	1.76	148,049,526	2,536,008	2.28

Noninterest-bearing liabilities	3,044,271			2,641,633

Total liabilities	143,731,921			150,691,159

Total equity	30,185,522			26,817,325

Total liabilities and equity	$173,917,443			$177,508,484

Net interest income		$3,212,194			$2,614,372

Interest rate spread			2.32%			1.78%

Net interest margin			2.59%			2.06%

Ratio of average interest-earning assets to average interest-bearing liabilities			117.68%			114.09%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on non-accrual status are included in average assets.

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

Our provision for loan losses increased by $313,200 to $380,200 for the nine months ended September 30, 2012 from $67,000 for the nine months ended September 30, 2011. At September 30, 2012 and December 31, 2011, the allowance for loan losses was $1.4 million, or 1.25%, and $1.25 million, or 1.10%, of the total loan portfolio.

Non-accrual loans totaled $4.7 million at September 30, 2012 compared to $3.8 million at December 31, 2011. Net loan charge-offs amounted to $235,200 during the nine months ended September 30, 2012, compared to $117,000 during the nine months ended September 30, 2011. As of December 31, 2011, non-accrual loans included two land loans totaling $309,000, one speculative construction loan totaling $1.6 million, two home equity lines of credit totaling $93,300, seven owner occupied one-to-four family residential loans totaling $1.4 million and six non-owner occupied one-to-four family residential loans totaling $475,600. As of September 30, 2012, non-accrual loans included one land loan totaling $110,500, seventeen owner-occupied one-to-four family residential loans totaling $3.9 million, five non-owner-occupied one-to-four family residential loans totaling $367,700 and four home equity lines of credit totaling $330,300. The total increase of $2.0 million in the one-to-four family residential loan category is primarily due to two loans to the same borrower totaling $2.3 million. These loans were classified as troubled debt restructurings during this quarter and a specific reserve of $189,900 was established.

Impaired loans totaled $4.9 million at September 30, 2012 compared to $4.1 million at December 31, 2011. As of December 31, 2011, impaired loans included eight one-to-four family owner-occupied residential loans totaling $1.7 million, six non-owner-occupied one-to-four family residential loans totaling $475,600, two home equity line of credit loans totaling $93,300, two land loans totaling $309,000, and one speculative construction loan totaling $1.6 million. As of September 30, 2012, impaired loans included eighteen one-to-four family owner-occupied residential loans totaling $4.1 million, five non-owner-occupied one-to-four family residential loans totaling $367,700, four home equity line of credit loans totaling $330,300, and one land loan totaling $110,500.

Other real estate owned totaled $1.8 million at September 30, 2012 compared to $0 at December 31, 2011. This was as a result of one speculative construction loan, one speculative land loan and one non-owner-occupied one-to-four family residential loan previously reported as non-accrual loans being foreclosed upon during the year.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At
	September 30, 2012	December 31, 2011
	(unaudited)
Nonaccrual loans:
Real estate loans:
Owner occupied one-to four-family	$3,858,148	$1,394,950
Non-owner occupied one-to four-family	367,743	475,572
Lines of credit	330,262	93,309
Commercial	0	0
Residential construction	0	1,565,198
Land	110,500	309,022
Commercial	0	0
Consumer	0	0

Total	$4,666,653	$3,838,051

Accruing loans past due 90 days or more	$0	$0

Total of nonaccrual loans and accruing loans 90 days Or more past due	$4,666,653	$3,838,051
Other real estate owned	1,783,484	0

Total nonperforming assets	$6,450,137	$3,838,051

Troubled debt restructurings	$3,558,561	$1,562,084

Troubled debt restructurings included in non-accrual loans	$(3,297,816)	$(1,298,347)

Troubled debt restructurings and total nonperforming assets	$6,710,882	$4,101,788

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	4.20%	3.39%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	2.74%	2.19%

Total nonperforming assets to total assets	3.79%	2.19%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2012	2011

Allowance for loan losses at beginning of period	$1,250,000	$1,300,000
Charge-offs:
Real estate loans:
Owner occupied one-to four-family	133,065	61,929
Non-owner occupied one-to four-family	59,847	0
Lines of credit	0	0
Commercial	0	0
Residential construction	44,940	0
Land	20,585	75,718
Commercial	0	0
Consumer	88	0

Total charge-offs	258,525	137,647

Recoveries	23,351	20,686

Net charge-offs	235,174	116,961
Provision for loan losses	380,174	66,961

Allowance at end of period	$1,395,000	$1,250,000

Allowance for loan losses to total loans at the end of the period	1.25%	1.13%

Net charge-offs to average loans outstanding during the period	.21%	.11%

Noninterest Income. Total noninterest income increased by $38,200, or 13.1%, from $290,600 for the nine months ended September 30, 2011 compared to $328,800 for the nine months ended September 30, 2012. The increase was primarily due to an increase of $52,900 in the gain on sale of loans and a decrease of $9,900 in the gain on sale of other real estate owned during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Noninterest Expenses. Total noninterest expenses increased by $129,300, or 4.3%, from $3.02 million for the nine months ended September 30, 2011 to $3.15 million for the nine months ended September 30, 2012. The increase primarily was attributable to an increase in legal fees and accounting and auditing fees.

Income Tax Expense. We recognized an income tax benefit of $56,000 during the nine months ended September 30, 2012, compared to an income tax benefit of $122,000 for the nine months ended September 30, 2011.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $17.3 million. Securities classified as available-for-sale, amounting to $24.4 million at September 30, 2012, provides an additional source of liquidity. In addition, at September 30, 2012, we had the ability to borrow a total of approximately $52.4 million from the Federal Home Loan Bank of Atlanta and had $20.0 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3.0 million line of credit with another bank, on which we had no outstanding balance at September 30, 2012.

Certificates of deposit due within one year of September 30, 2012 totaled $46.2 million, or 48.7%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For the nine months ended September 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding stock repurchases during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)

July 1-31, 2012	0	$0	0	157,200
August 1-31, 2012	17,500	11.99	17,500	139,700
September 1-30, 2012	31,400	12.32	31,400	108,300

TOTAL	48,900	12.20	48,900	108,300

(1)	On May 24, 2012, Fraternity Community Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 158,700 shares, or 10%, of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The Company’s 2013 Annual Meeting of Shareholders will be held on May 14, 2013.

Item 6.	Exhibits

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

31.0	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certifications

101.0*	The following materials from Fraternity Community Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRATERNITY COMMUNITY BANCORP, INC.

November 13, 2012

	By:	/s/ Thomas K. Sterner
Thomas K. Sterner
Chairman of the Board, Chief Executive Officer and Chief Financial Officer