Form 10-K
period 2012-12-31
Fraternity Community Bancorp Inc
filed 2013-03-29
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate value of voting stock held by non-affiliates of the registrant was $15,871,977 based on the closing price ($11.05 per share) at which the common stock was sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 17, 2013, the registrant had 1,472,100, shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2013 annual meeting of stockholders (Parts III and IV).

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

Fraternity Federal Savings and Loan Association. Founded in 1913, Fraternity Federal Savings and Loan Association is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its market area, which consists of Baltimore City and Baltimore, Carroll and Howard Counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one—to four-family mortgage loans, as well as commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer consumer loans and, to a limited extent, commercial business loans. We currently operate out of our corporate headquarters and main office in Baltimore and full-service branch offices located in Cockeysville, Ellicott City and Hampstead, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At December 31, 2012, we had total assets of $169.7 million, total deposits of $119.0 million and total equity of $29.3 million.

Our executive offices are located at 764 Washington Boulevard, Baltimore, Maryland 21230 and our main telephone number is (410) 539-1313. We maintain an Internet website at http://www.fraternityfed.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area

We are headquartered in Baltimore, Maryland. We consider our lending market to consist of the Greater Baltimore area, which consists of Baltimore City and the surrounding Counties of Baltimore, Carroll, Howard, Harford and Anne Arundel in Maryland, although almost all of our deposits come from our branch office locations in Baltimore City and Baltimore, Carroll and Howard Counties. The economy of our market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. This diversification helped to mitigate the impact of the economic recession experienced over the last two years, as Maryland’s seasonable adjusted unemployment remained the same at 6.7% in January of 2011 to December of 2012, which remained well below the national seasonably adjusted unemployment rate which decreased from 8.5% in January of 2011 to 7.8% by December of 2012 (Source: Maryland Department of Labor, Licensing and Regulation). Select employers in the Baltimore metropolitan area include Johns Hopkins University, Johns Hopkins Hospital and Health System, University of Maryland Health System, University of Maryland, Baltimore, and LifeBridge Health. Other large employers in Baltimore City include Constellation Energy, Legg Mason, Verizon, and the U.S. Social Security Administration. In Howard County, the largest employers include the Johns Hopkins Applied Physics Laboratory, Northrop Grumman, Verizon Wireless and SAIC, while Carroll County’s largest employers include Carroll Hospital Center, Springfield Hospital Center, Random House, EMA/Fairhaven Retirement Communities and McDaniel College.

Demographic and economic growth trends provide key insight into the health of our market area. The following table sets forth information regarding the distribution of our loans and deposits and demographic information for the counties in our market area, including Baltimore City, and the State of Maryland. The demographic information is based on published statistics of the U.S. Census Bureau.

	Baltimore City	Baltimore County	Carroll County	Howard County	Maryland
Loans by County (in millions) (1)	$33.2	$59.2	$5.5	$4.8	$115.4
Deposits by County (in millions) (1)	9.2	48.6	12.2	36.3	113.5
Unemployment rate (2)	9.9	7.2	6.0	4.7	6.7
Median household income (3)	$40,100	$65,411	$83,325	$105,692	$72,419
Population growth (decline) (4)	(0.2)%	0.6%	0.1%	2.1%	1.1%

(1)	At December 31, 2012
(2)	At December 31, 2012
(3)	For 2011
(4)	From April 2010 to July 2011

If the population of Baltimore City continues to decline, it could negatively affect our deposit and loan volumes. However, we maintain only a single branch in Baltimore City, and Baltimore City accounted for only 7.7% of our total deposits and 28.7% of our total loans at December 31, 2012. As a result, we expect the adverse effect on our loan and deposit volumes of any future population declines in Baltimore City to be limited.

Our lending area, like many regions of the United States, are beginning to once again experience increases in home values from recent years. According to the National Association of Realtors, from the third calendar quarter of 2011 to the third calendar quarter of 2012, the median sales price of existing single-family homes in the Baltimore-Towson, Maryland metropolitan area increased from $238,800 to $254,200, representing an increase of 6.4%. Home prices in the Baltimore-Towson metropolitan area have increased by 2.5% from January 1, 2012 through December 31, 2012. The Baltimore-Towson, Maryland metropolitan area is comprised of our lending market plus Anne Arundel County, Maryland and Harford County, Maryland, and represents a reasonable proxy for home price data in our lending market.

According to Real Estate Business Intelligence, a real estate data company, the number of home sales in our lending market area, the Baltimore metropolitan region, totaled 1,945 for the month of December 2012, up 12.69% from the number of home sales in January 2012.

Lending Activities

General. The largest segment of our loan portfolio is real estate mortgage loans, consisting primarily of one-to four-family mortgage loans, and, to a lesser extent, commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer consumer loans and, to a limited extent, commercial business loans. We originate one-to four-family fixed rate mortgage loans primarily for sale in the secondary market, with servicing released. We generally retain in our portfolio all adjustable-rate loans we originate, as well as shorter-term, fixed-rate one-to four-family loans. Loans we sell consist primarily of longer-term, fixed-rate one- to four-family mortgage loans.

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

One- to Four-Family Mortgage Loans. At December 31, 2012, we had $86.7 million in one- to four-family mortgage loans, which represented 74.9% of our total loan portfolio. Our origination of one- to four-family mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area.

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

While one- to four-family real estate loans are normally originated with 15- or 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis. We do not offer one-to four-family mortgage loans with negative amortization, and we have made a very limited number of interest only one- to four-family mortgage loans in cases where the borrower had unusually favorable income or collateral characteristics.

Interest rates and payments on our adjustable-rate mortgage loans adjust for periods ranging from one year to up to 10 years, with most adjusting annually after an initial fixed period that, in most cases, is five or seven years. Interest rates and payments on our adjustable-rate loans are indexed to the one-year U.S. Treasury Bill rate or LIBOR.

We make owner occupied one- to four-family real estate loans with loan-to-value ratios of up to 95%. Loans with loan-to-value ratios in excess of 80% require private mortgage insurance. In addition, under current lending policies, non-owner occupied one-to four-family real estate loan-to-value ratios may not exceed 80%. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas. We do not offer, and have not offered, sub-prime or no-documentation mortgage loans. While we have originated a limited amount of Alt-A mortgage loans in the past, we no longer offer Alt-A mortgage loans.

Included in one- to four-family mortgage loans are second mortgage loans. Second mortgage loans are made at fixed rates generally for terms of up to 15 years. We do not currently offer second mortgage loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. We have previously made fixed rate second mortgage loans with loan-to-value ratios exceeding 80% and for terms in excess of 15 years when there were exceptional income or credit characteristics on the loan. Second mortgage loans totaled $907,100 at December 31, 2012 and represented 1.0% of one- to four-family mortgage loans at such date.

In order to provide financing for low- and moderate-income and first-time homebuyers, we participate in the Healthy Neighborhoods program under which a consortium of local financial institutions make loans to low- and moderate-income individuals for home purchases and improvements. Our commitment under this program is $1 million in loans, of which all but $21,500 has been disbursed as of December 31, 2012.

Home Equity Lines of Credit. We offer home equity lines of credit, all of which are adjustable-rate loans with terms up to 15 years, although in the past we offered terms of up to 30 years. We do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance, although in the past we originated home equity lines of credit with loan-to-value ratios of up to 85% where there were exceptional income or credit characteristics on the loan. At December 31, 2012, home equity lines of credit totaled $10.3 million, or 8.9% of our total loan portfolio.

Residential Construction Loans. We originate construction loans for one- to four-family homes. At December 31, 2012, residential construction loans totaled $3.7 million, which represented 3.2% of our total loan portfolio. We originate fixed- and adjustable-rate loans to individuals and to builders to finance the construction of residential dwellings. Our construction loans generally are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% on residential construction, based on appraised value as if complete. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2012, our largest residential construction loan was a $1.1 million construction loan secured by an owner-occupied one- to four-family residence.

Commercial Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by a variety of commercial real estate, such as small office buildings, mixed use properties, multi-family properties, warehouses, small retail properties and other general commercial use buildings. Commercial real estate loans totaled $13.7 million and represented 11.8% of our total loan portfolio at December 31, 2012. We originate a variety of fixed- and adjustable-rate commercial real estate loans generally with rates fixed for 5 to 10 years and which amortize over terms of 15 to 25 years. Our commercial real estate loans either balloon or are callable after an initial term of 5 to 10 years. Some of our commercial loans with amortization terms of 15 years or less may not have a balloon or call feature. Adjustable-rate loans are typically based on the one-year U.S. Treasury Bill or Prime Rate as published in The Wall Street Journal plus a specified percentage over the initial rate of interest. Loans are secured by first mortgages, and amounts generally do not exceed 75% of the property’s appraised value. We require all properties securing commercial real estate loans to be appraised by a board-approved independent licensed appraiser. Commercial real estate loans also are supported by personal guarantees.

As of December 31, 2012, our largest commercial real estate loan was $1.3 million and was secured by a multi-family property. This loan was performing in accordance with its terms at December 31, 2012.

Land Loans. We originate loans to individuals and developers for the purpose of building one- to four-family properties. At December 31, 2012, land loans totaled $1.2 million, which represented 1.1% of our total loan portfolio. Land loans, which generally are offered with amortization periods of up to 30 years and are callable anytime after 7 years with rates that adjust annually after an initial period of up to five years, are indexed to the prime rate as reported in The Wall Street Journal or a U.S. Treasury bill rate plus a negotiated margin. We currently limit the loan-to-value ratio to a maximum of 75%, although we have previously originated land loans with a loan-to-value ratio of up to 85%. At December 31, 2012, our largest land loan had an outstanding balance of $448,600.

Consumer Loans. We offer consumer loans as an accommodation to our customers and do not emphasize this type of lending. We have made a variety of consumer loans, including automobile loans, unsecured term loans and unsecured lines of credit. At December 31, 2012, consumer loans totaled $61,200, or less than 1% of our total loan portfolio. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

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

Non-Owner Occupied One—to Four-Family Real Estate Loans. Loans secured by investment properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases, although we might accept a second mortgage where the combined loan-to-value ratio is low.

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one—to four-family mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We apply what we believe to be conservative underwriting standards when originating commercial loans and seek to limit our exposure to lending concentrations to related borrowers, types of business and geographies, as well as seeking to participate with other banks in both buying and selling larger loans of this nature. To monitor cash flows on income properties, we normally require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our unimpaired capital and surplus. At December 31, 2012, our regulatory limit on loans-to-one-borrower was $3.7 million. At December 31, 2012, our largest lending relationship was $2.4 million, and both loans in that relationship were performing according to their original terms at that date. One loan is secured by an owner-occupied office building and the other loan is secured by a small retail property.

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

At December 31, 2012, our investment portfolio consisted primarily of U.S. government agency securities and mortgage-backed securities available-for-sale. We also had a $300,000 private label mortgage-backed security. In addition to our investment portfolio, at December 31, 2012, we maintained a $1.2 million investment, at cost, in Federal Home Loan Bank of Atlanta common stock.

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

Borrowings. We had $20.0 million in borrowings at December 31, 2012, consisting of advances from the Federal Home Loan Bank of Atlanta to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Atlanta and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We may also utilize securities sold under agreements to repurchase and overnight repurchase agreements to supplement our supply of investable funds and to meet deposit withdrawal requirements. We had unused borrowing capacity of approximately $31.0 million with the Federal Home Loan Bank of Atlanta as of December 31, 2012.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately .27% of the deposits in Baltimore County, Maryland, .24% of the deposits in Carroll County, Maryland, 1.07% of the deposits in Howard County and .09% of the deposits in Baltimore City. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Most of these institutions are larger than us and, therefore, may have greater resources.

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

Personnel

As of December 31, 2012, we had 33 full-time employees and no part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Fraternity Federal Savings and Loan Association has three active subsidiaries, 764 Washington Boulevard LLC, 764 Washington Boulevard II LLC, and 4819 Palmer LLC. The LLC’s were established in order to hold and manage real estate owned. The LLC’s had assets of $1.7 million at December 31, 2012. In addition, Fraternity Federal Savings and Loan Association has an inactive subsidiary, Fraternity Insurance Agency Incorporated, which had been licensed to sell insurance products on an agency basis.

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

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2012, Fraternity Federal Savings and Loan Association met each of these capital requirements. See note 12 of the notes to consolidated financial statements appearing in Item 8 to this Annual Report on Form 10-K.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. On August 30, 2012, the federal banking agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less and phased out over a period of 10 years ending in 2022. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of the Comptroller of the Currency within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 2012, Fraternity Federal Savings and Loan Association was considered “well capitalized” under these regulations.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2012, Fraternity Federal Savings and Loan Association maintained 91.9% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. Federal savings associations are required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets (including consolidated subsidiaries), financial condition and the complexity of its asset portfolio. The assessment paid by us for the year ended December 31, 2012 totaled $63,500.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2012 averaged ..66 basis points of assessable deposits.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Fraternity Federal Savings and Loan Association complies with the foregoing requirements.

Federal Home Loan Bank System. Fraternity Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Atlanta provides a central credit facility primarily for member institutions. Fraternity Federal Savings and Loan Association, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At December 31, 2012 Fraternity Federal Savings and Loan Association was in compliance with this requirement with an investment in Federal Home Loan Bank stock of $1.2 million.

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

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2012 and 2011 calendar year, Fraternity Federal Savings and Loan Association’s maximum statutory federal income tax rate was 34%.

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

Item 1A. Risk Factors

We have had low earnings in recent periods. If we cannot increase our income to competitive levels, our stock price may be adversely affected.

We have had low earnings in recent periods, including net income of $115,200 for the year ended December 31, 2012 and net income of $23,900 for the year ended December 31, 2011. Our return on average assets was .07% and .01% for the years ended December 31, 2012 and 2011, respectively, and our return on average equity was .38% and .09% for the years ended December 31, 2012 and 2011, respectively.

For a detailed description of our strategic initiatives to improve earnings, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Strategy.” However, our strategic initiatives may not succeed in generating or increasing income. If we are unable to generate or increase income, our stock price may be adversely affected. Moreover, even if we are successful in generating net income, our earnings may be low for some time. In such event, our return on equity, which equals net income divided by average equity, may be below returns on equity achieved by peer institutions, which also could adversely affect our stock price.

Significant loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money, we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. Our nonperforming loans totaled $4.9 million at December 31, 2012, $3.8 million at December 31, 2011 and $662,000 at December 31, 2010. As of December 31, 2012, nonperforming loans consisted of 20 owner-occupied one- to- four family residential loans totaling $4.1 million, five non-owner-occupied one- to four-family residential loans totaling 367,700, one land loan totaling $94,500 and three home equity lines of credit totaling $318,100. As of December 31, 2011, nonperforming loans consisted of 13 one- to four-family residential loans totaling $1.9 million, two land loans totaling $309,000, two home equity lines of credit totaling $93,000 and one speculative residential construction loan totaling $1.6 million. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Analysis of Nonperforming and Classified Assets” and “Our Business—Lending Activities—Residential Construction Loans.” In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $1.395 million, or 1.21%, of total loans outstanding and 28.8% of nonperforming loans, at December 31, 2012. Our allowance for loan losses at December 31, 2012 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2012, we had 25 loan relationships with outstanding balances, net of participation interests sold, that exceeded $1.0 million, all of which were performing with the exception of one $2.3 million owner-occupied one- to four-family residential loan. The deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our plan to gradually increase our emphasis on commercial real estate lending may expose us to increased lending risks.

At December 31, 2012, our loan portfolio included $13.7 million of commercial real estate loans, representing 11.8% of our total loan portfolio at such date. As part of our strategy to increase earnings, we will seek to gradually increase commercial real estate lending, and may add commercial lending personnel to assist us in these efforts. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family mortgage loans. In addition, since such loans generally entail greater risk than one- to four-family mortgage loans, we may need to increase our allowance for loan losses in the future associated with the growth of such loans. Also, commercial real estate borrowers often have more than one loan outstanding with their lender. Consequently, if we increase our commercial real estate lending, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family mortgage loan.

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

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. If we conclude that the decline is other-than-temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2012, our investment securities portfolio available-for-sale included one nonagency mortgage-backed security with an amortized cost of $309,100 and an estimated fair value of $300,000. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other-than-temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

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

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. Our primary market area has experienced a softening of the local real estate market, including reductions in local property values, and a decline in the local manufacturing industry, which employs many of our borrowers. Declining real estate market conditions in our market area have negatively affected loan demand. Our loan originations increased by $1.1 million, or 3.9%, from $28.1 million for the year ended December 31, 2011 to $29.2 million for the year ended December 31, 2012. These loan origination numbers are lower than we have historically generated, due to the aforementioned weak loan demand. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in our primary market area, which consists of Baltimore, Carroll, Howard, Harford and Anne Arundel Counties and Baltimore City in Maryland and the surrounding areas. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would decrease our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.

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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our interest rate spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our interest rate spread to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate one- to four-family loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our interest rate spread as our cost of funds increases relative to the yield we can earn on our assets. For further discussion of how changes in interest rates could impact us, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management—Interest Rate Risk Management.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity. One such strategy is increasing the amount of adjustable-rate and/or short-term assets. We offer ten-year fixed-rate and adjustable-rate loan products as a means to achieve this strategy. However, the current prevailing low long-term interest rates have created a decrease in borrower demand for these types of loans. Additionally, there is no guarantee that any adjustable-rate assets obtained will not prepay. At December 31, 2012, 32% of our loan portfolio consisted of adjustable-rate loans, compared to 35% and 40% at December 31, 2011 and 2010, respectively, and 2% of our loan portfolio consisted of ten-year fixed-rate loans, compared to 4% and 6% at December 31, 2011 and 2010.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately .27% of the deposits in Baltimore County, Maryland, .24% of the deposits in Carroll County, Maryland, 1.07% of the deposits in Howard County and .09% of the deposits in Baltimore City. Most of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Fraternity Federal Savings and Loan Association is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, its primary federal regulator, and the Federal Deposit Insurance Corporation, as insurer of our deposits. In addition, Fraternity Community Bancorp is supervised and regulated by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Fraternity Federal Savings and Loan Association rather than for holders of Fraternity Community Bancorp’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Financial regulatory reform may have a material impact on our operations.

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

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal banking regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plan, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Additionally, on August 30, 2012, the federal banking regulatory agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. If adopted as proposed, Basel III and regulations proposed by the federal banking regulatory agencies will require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2012.

Location	Year Opened	Approximate Square Footage	Owned/ Leased	Lease Expiration Date		Net Book Value at December 31, 2011 (in thousands)	Deposits at December 31, 2011 (in thousands)
Main Office:
764 Washington Boulevard Baltimore, Maryland 21230	1913	10,663	Owned	N/A		$263	$14,510

Branch Offices:

Scotts Corner Shopping Center 10283 York Road Cockeysville, Maryland 21030	1995	3,000	Leased	1/31/2015		N/A	54,424

Normandy Shopping Center 8460 Baltimore National Pike Ellicott City, Maryland 21403	1964	3,388	Leased	4/30/2014	(1)	N/A	41,556

Green Mount Station 1631 N. Main Street Hampstead, Maryland 21074	2009	2,400	Leased	9/30/2014	(2)	N/A	8,491

(1)	The Normandy Shopping Center location has a month-to-month lease after 4/30/2014, with the landlord having the right to terminate the lease after April 30, 2014 provided written notice is given 540 days in advance of the termination date. The tenant shall have the right to terminate the lease after April 30, 2014 provided written notice is given 365 days in advance of the termination date.
(2)	The Green Mount Station location has two five year options after 9/30/2014.

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

	High	Low	Dividend Paid Per Share
Year Ended December 31, 2012
Fourth quarter	$12.61	$11.70	$0
Third quarter	13.00	10.80	0
Second quarter	11.25	10.01	0
First quarter	10.15	8.00	0

	High	Low	Dividend Paid Per Share
Year Ended December 31, 2011
Fourth quarter	$8.50	$7.00	$0
Third quarter	10.05	8.05	0
Second quarter	11.25	9.75	0
First quarter	N/A	N/A	N/A

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

As of March 15, 2013, Fraternity Community Bancorp had approximately 88 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

Purchase of Equity Securities as required by the Form 10-K

On May 8, 2012, Fraternity Community Bancorp’s Board of Directors authorized the repurchase of up to 158,700 shares of common stock either in the open market or through private transactions. Repurchases are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares. Pursuant to the repurchase program, the Company repurchased the following amounts of shares of its common stock during the fourth quarter of the fiscal year ended December 31, 2012 as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Shares Purchased Pursuant to Publicly- Announced Plans	(d) Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly- Announced Plans
Month #1 October 1-31, 2012	9,600	$12.61	9,600	98,700
Month #2 November 1-30, 2012	9,900	12.34	9,900	88,800
Month #3 December 1-31, 2012	11,000	12.03	11,000	77,800
Total	30,500

Item 6. Selected Financial Data

	At December 31,
(In thousands)	2012	2011
Financial Condition Data:
Total assets	$169,703	$175,331
Cash and cash equivalents	18,178	14,923
Investment securities	26,221	39,257
Loans receivable, net	114,248	111,925
Deposits	118,981	121,200
Federal Home Loan Bank advances	20,000	22,500
Total equity	29,283	30,117

	For the Year Ended December 31,
(In thousands)	2012	2011
Operating Data:
Interest income	$6,674	$6,906
Interest expense	2,427	3,299

Net interest income	4,247	3,607
Provision for loan losses	402	65

Net interest income after provision for loan losses	3,845	3,542
Noninterest income	414	365
Noninterest expenses	4,242	3,990

Loss before income tax benefit	17	(83)
Income tax benefit	(98)	(107)

Net income (loss)	$115	$24

Earnings per common share	$.08	$.02

	At or For the Year Ended December 31,
	2012	2011
Performance Ratios (1):
Return on average assets	.07%	0.01%
Return on average equity	.38	.09
Interest rate spread (2)	2.33	1.84
Net interest margin (3)	2.58	2.14
Noninterest expenses to average assets	2.45	2.25
Average interest-earning assets to average interest-bearing liabilities	117.50	115.06
Average equity to average assets	17.33	15.60
Dividend payout rate	0	0

Regulatory Capital Ratios—Bank:
Tier 1 capital (to adjusted total assets)	14.02	13.50
Tier 1 capital (to risk-weighted assets)	24.70	25.21
Total risk-based capital (to risk-weighted assets)	25.95	26.46

	At or For the Year Ended December 31,
	2012	2011
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.21	1.10
Allowance for loan losses as a percent of nonperforming loans	28.75	32.57
Net charge-offs to average outstanding loans during the period	.23	.11
Nonperforming loans as a percent of total loans	4.20	3.39
Nonperforming assets as a percent of total assets	3.84	2.19

Other Data:
Number of offices	4	4
Number of deposit accounts	5,179	5,524
Number of loans	1,028	979

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the periods.
(2)	Represents the difference between the average yield on average interest-earning assets and the average cost on average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and the notes to consolidated financial statements that appear in this Annual Report on Form 10-K.

Fraternity Community Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on October 12, 2010 by Fraternity Federal Savings and Loan Association (the “Bank”) to be its holding company following the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on March 31, 2011 and also on that date, the Company completed its public stock offering and issued 1,587,000 shares of its common stock for aggregate proceeds of $15,870,000, and net proceeds of $14,968,610. The Company’s business is the ownership of the outstanding capital stock of the Bank. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank with payment of appropriate rental fees as required by applicable law and regulations, under the terms of an expense allocation agreement between the Company and the Bank.

Founded in 1913, the Bank is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its market area, which consists of Baltimore City and Baltimore, Carroll and Howard Counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one—to four-family mortgage loans, as well as commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer consumer loans and, to a limited extent, commercial business loans. We currently operate out of our corporate headquarters and main office in Baltimore and full-service branch offices located in Cockeysville, Ellicott City and Hampstead, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer.

The Company and the Bank maintain an Internet website at http://www.fraternityfed.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Operating Strategy

Historically, we have operated as a traditional savings and loan association, attracting deposits and investing those funds primarily in one—to four-family mortgage loans and investment securities. Our objective is to build on our historic strengths of customer loyalty and high asset quality, and gradually grow our balance sheet with assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations. Our operating strategy includes the following:

•	building on our strengths as a community-oriented financial institution;

•	improving our net interest margin and earnings and reducing our interest rate risk by increasing commercial real estate loans;

•	emphasizing lower cost core deposits to reduce funding costs;

•	generating higher noninterest income by selling loans in the secondary market;

•	expanding our market share within our primary market area; and

•	limiting speculative construction lending.

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

Over the years, we have developed a core base of loyal customers, and our product mix concentrating on time, savings and checking deposits and one—to four-family mortgage loans have allowed us to maintain strong asset quality. We intend to continue to retain these strengths while gradually growing our balance sheet with assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

Improving our net interest margin and earnings and reducing our interest rate risk by increasing commercial real estate loans

Our strategic plan calls for us to grow our balance sheet by emphasizing assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

With respect to our assets, our strategy has been, and continues to be, to increase the percentage of assets invested in commercial real estate loans, which tend to have higher yields than traditional one—to four-family mortgage loans and which have shorter terms to maturity or adjustable interest rates. We intend to continue to emphasize one—to four-family mortgage lending, while also seeking to expand our commercial real estate lending activities with a focus on serving small businesses and emphasizing relationship banking in our primary market area.

Commercial real estate loans provide us with the opportunity to earn more income because they tend to have higher interest rates than one—to four-family mortgage loans. In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates. There are many commercial properties and businesses located in our market area, and with the additional capital raised in the conversion we intend to pursue the larger lending relationships associated with these opportunities.

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

Generating higher noninterest income by selling loans in the secondary market

Currently, we sell most of our one—to four-family fixed-rate loan originations in the secondary market, and we earned $86,200 and $28,900 from such sales during the years ended December 31, 2012 and 2011, respectively. We will seek to increase our originations of one—to four-family loans to generate further income from loan sales.

Expanding our market share within our primary market area

We intend to expand our market share in our primary market area through enhancing the efforts of our staff in marketing additional products and services to our customers. We believe that we have a solid infrastructure in place that will allow us to grow assets and liabilities without adding materially to our noninterest expenses.

Limiting speculative construction lending

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

Balance Sheet Analysis

Assets. At December 31, 2012, our assets totaled $169.7 million, a decrease of $5.6 million, or 3.2%, from total assets of $175.3 million at December 31, 2011. The decrease in assets for the year ended December 31, 2012 was due mainly to a decrease in investment securities available-for-sale. This decrease was partially offset by an increase in cash and cash equivalents of $3.3 million, an increase in net loans of $2.3 million and an increase in other real estate owned of $1.7 million. At December 31, 2012, we had $18.6 million of securities available-for-sale compared to $31.4 million at December 31, 2011, a decrease of $12.8 million, or 40.9%. At December 31, 2012, we had $7.6 million of securities held-to-maturity compared to $7.8 million at December 31, 2011, a decrease of $191,400, or 2.4%. We had $114.2 million in loans receivable as of December 31, 2012, compared to $111.9 million as of December 31, 2011, an increase of $2.3 million, or 2.1%.

Loans. Our primary lending activity is the origination of loans secured by real estate. Our loans secured by real estate consist primarily of one-to four-family mortgage loans. We also originate lines of credit, residential construction loans, commercial real estate loans and land loans. Our non-real estate loans consist of consumer loans, and, to a very limited extent, commercial business loans.

The largest portion of the loan portfolio consists of one-to-four family mortgage loans. Most of our one-to four-family mortgage loans are owner occupied, but this category also includes loans secured by single-family investment properties. One-to four-family mortgage loans totaled $86.7 million, or 74.9%, and $87.9 million, or 77.7%, of the total loan portfolio at December 31, 2012 and December 31, 2011, respectively. The $1.2 million, or 1.4%, decrease in one-to four-family mortgage loans during the year ended December 31, 2012 was primarily due to historically low interest rates and loans in our portfolio being refinanced with other institutions to take advantage of this market.

Lines of credit, all of which are secured by one-to four-family residential properties, totaled $10.3 million, and represented 8.9% of total loans, at December 31, 2012, compared to $9.5 million, or 8.4% of total loans, at December 31, 2011.

Residential construction loans totaled $3.7 million, and represented 3.2% of total loans, at December 31, 2012, compared to $3.1 million, or 2.7% of total loans, at December 31, 2011.

Commercial real estate loans totaled $13.7 million and represented 11.8% of total loans at December 31, 2012, compared to $9.7 million, or 8.5% of total loans, at December 31, 2011. This increase is primarily due to the implementation of our strategy to gradually expand this area of lending. We offer a variety of commercial real estate loans to owner occupants and investors. Our commercial real estate loans include loans secured by small office buildings, mixed use properties, multi-family properties, warehouses, small retail properties and other general commercial use buildings.

Land loans totaled $1.2 million, or 1.1% of total loans, at December 31, 2012, compared to $2.6 million, or 2.3% of total loans, at December 31, 2011. Most of our land loans represent loans for the purchase of land that eventually will be used for the construction of owner-occupied residential property.

Our non-real estate loans consist of consumer loans and, to a very limited extent, commercial loans. While we offer a variety of consumer loans, we do not emphasize this type of lending and generally make consumer loans as an accommodation to our existing customers. Consumer loans totaled $61,200 at December 31, 2012, representing less than 1% of the loan portfolio, and consisted of automobile loans, unsecured term loans and miscellaneous other loans.

At December 31, 2012, our commercial loans consisted of one unsecured operating line of credit. We generally do not originate loans secured by equipment and receivables. Commercial loans totaled $16,700, representing less than 1% of total loans, at December 31, 2012.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2012		2011
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to four-family	$86,668,700	74.95%	$87,891,146	77.66%
Lines of credit	10,292,388	8.90	9,501,693	8.40
Commercial	13,668,391	11.82	9,664,993	8.54
Residential construction	3,694,508	3.20	3,088,974	2.73
Land	1,241,019	1.07	2,584,476	2.28

Total real estate loans	115,565,006	99.94	112,731,282	99.61
Consumer loans	61,152	.05	50,486	.04
Commercial loans	16,679	.01	393,216	.35

Total loans	115,642,837	100.00	113,174,984	100.00

Less:
Allowance for loan losses	(1,395,000)	(1.21)	(1,250,000)	(1.10)

Net loans	$114,247,837		$111,924,984

Loan Maturity

The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One-to Four-Family Loans	Lines of Credit	Commercial	Residential Construction	Land Loans	Consumer Loans	Commercial Loans	Total Loans
Amounts due in:
One year or less	$367,961	$193,471	$0	$3,152,078	$0	$2,007	$0	$3,715,517
More than one year through five years	3,233,455	500,438	4,639,175	542,430	0	59,145	0	8,974,643
More than five years	83,067,284	9,598,479	9,029,216	0	1,241,019	0	16,679	102,952,677

Total	$86,668,700	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2012 that are due after December 31, 2013, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below include unearned loan origination fees and deferred loan costs.

	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
One—to four-family	$65,100,345	$21,200,394	$86,300,739
Lines of credit	0	10,098,917	10,098,917
Commercial	9,864,653	3,803,738	13,668,391
Residential construction	542,430	0	542,430
Land	0	1,241,019	1,241,019
Consumer loans	59,145	0	59,145
Commercial loans	0	16,679	16,679

Total	$75,566,573	$36,360,747	$111,927,320

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

Loan Activity

The following table shows loans originated, purchased and sold during the years ended December 31, 2012 and 2011.

	2011	2011
Total loans at beginning of period	$113,174,984	$111,792,054
Loans originated:
Real estate loans:
One-to four-family	18,524,950	15,363,900
Lines of credit	3,915,102	2,278,253
Commercial real estate	2,128,000	4,467,500
Residential construction	4,588,700	5,395,550
Land	0	516,000
Commercial	50,414	46,678
Consumer	34,590	29,475

Total loans originated	29,241,756	28,097,356
Loans purchased:
Real estate loans:
One-to four-family	94,401	223,164
Lines of credit	0	0
Commercial real estate	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total loans purchased	94,401	223,164
Deduct:
Loan principal repayments	(21,850,880)	(24,809,056)
Loan sales	(4,715,900)	(1,984,000)
Loan participations	(0)	(6,447)
Charge-offs	(301,524)	(138,087)

Net loan activity	2,467,853	1,382,930

Total loans at end of period	$115,642,837	$113,174,984

Loan originations come from a number of sources. In addition to leads generated by our loan officer, our primary sources of loan originations are realtor relationships, existing customers, walk-in traffic, advertising and referrals from customers.

Based on market conditions, we may choose to sell newly originated one—to four-family mortgage loans. In recent periods we have elected to sell almost all newly originated conforming fixed-rate one—to four-family real estate loans and to hold in our portfolio shorter-term fixed-rate loans and adjustable-rate loans. Generally, loans are sold to investors on a servicing released basis.

During the year ended December 31, 2012, the amount of loans sold increased by $2.7 million, or 137.7%, primarily because of the increase in loan originations during 2012. The increase in loan originations during the 2012 period is primarily the result of slightly increased loan demand caused by real estate market conditions in our market area beginning to rebound.

We have not purchased loan participation interests in recent years and purchased minimal amounts of one-to four-family real estate loans since 2008. All such loans purchased were originated through a community development program called the “Healthy Neighborhood” Program.

Cash and Cash Equivalents

Cash and cash equivalents increased by $3.3 million, or 21.8%, from $14.9 million at December 31, 2011 to $18.2 million at December 31, 2012.

Securities

At December 31, 2012, we had $18.6 million of securities available-for-sale, as compared to $31.4 million at December 31, 2011. Securities available-for-sale at December 31, 2012 consisted of U.S. government agency securities and mortgage-backed securities. Most of our U.S. government agency securities and mortgage-backed securities are mortgage-backed securities issued by Freddie Mac or Fannie Mae or guaranteed by Ginnie Mae, although at December 31, 2012 we held one “private label” mortgage-backed security with an amortized cost of $309,100. We had a net unrealized loss on this mortgage-backed security totaling $9,100 at December 31, 2012, although the security continues to perform as expected and at December 31, 2012 we had the intent and ability to hold this security to maturity.

At December 31, 2012, we had $7.6 million of securities held-to-maturity, as compared to $7.8 million at December 31, 2011. Securities held-to-maturity at December 31, 2012 consisted of three mortgage-backed securities, two municipal bonds, and two small business administration securities.

Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At December 31, 2012, we also held a $1.2 million investment in the common stock of the Federal Home Loan Bank of Atlanta. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Atlanta, and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank of Atlanta. At December 31, 2012, we held no stock in Fannie Mae and Freddie Mac, nor have we held stock in these entities throughout the periods presented.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At December 31,
	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available-for-sale:
Obligations of U.S. government Agencies	$4,499,056	$4,481,680	$6,696,656	$6,822,738
Mortgage-backed securities	11,455,901	11,584,043	21,983,954	22,110,183
Bank notes	2,498,684	2,508,970	2,495,526	2,486,435

Total available-for-sale securities	$18,453,641	$18,574,693	$31,176,136	$31,419,356

Investments held-to-maturity:	$7,645,942	$8,017,510	$7,837,293	$7,970,403

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2012. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity. At December 31, 2012, we did not have any security (other than U.S. government agency securities) that exceeded 10% of our total equity at that date.

	One Year or Less		More than One Year To Five Years		More than Five Years To Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Investments (available-for-sale):
U.S. government agencies	$0	0.00%	$0	0.00%	$0	0.00%	$4,499,056	2.82%	$4,499,056	2.82%
Mortgage-backed securities	0	0.00%	3,651	3.69%	1,159,145	3.48%	10,293,105	3.29%	11,455,901	3.31%
Bank notes	998,684	4.63%	1,500,000	2.16%	0	0.00%	0	0.00%	2,498,684	3.15%
Investments (held-to-maturity):	0	0.00%	775,143	5.41%	5,361,792	4.06%	1,509,007	5.25%	7,645,942	4.43%

Total securities	$998,684	4.63%	$2,278,794	3.27%	$6,520,937	3.96%	$16,301,168	3.34%	$26,099,583	3.54%

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2012 and December 31, 2011, the aggregate cash surrender value of these policies was $4.5 million and $4.4 million, respectively.

Ground Rents. Ground rents represent the value of long-term leases with respect to land we own underlying residential properties. Ground leases amounted to $845,000 and $855,000 at December 31, 2012 and 2011, respectively. We intend to let our portfolio of ground leases run off over time as the homeowners redeem leases.

Deposits. We accept deposits primarily from individuals and businesses who are located in our primary market area. We rely on competitive pricing, customer service, account features and the location of our branch offices to attract and retain deposits. Deposits serve as the primary source of funds for our lending and investment activities. Interest-bearing deposit accounts offered include time deposits, which are certificates of deposit, passbook accounts, individual NOW accounts and money market accounts. Noninterest-bearing accounts consist of free checking and commercial checking accounts. To a limited extent, we also have utilized brokered deposits. Brokered deposits totaled $331,000 and $1.8 million at December 31, 2012 and December 31, 2011, respectively.

The following table sets forth average balances and average rates of our deposit products for the periods indicated. For purposes of this table, average balances have been calculated using monthly balances.

	For the Year Ended December 31,
	2012		2011
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Noninterest-bearing demand deposits	$1,295,172	0%	$934,645	0%
Interest-bearing deposits:
Time deposits	94,451,323	1.78	100,043,222	2.16
NOW and money market	6,006,131	.23	5,390,921	.24
Passbook	16,920,803	.33	16,644,219	.52
Brokered deposits	939,018	1.81	2,124,016	4.04

Total	$119,612,447	1.48%	$125,137,023	1.87%

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At December 31,
	2012		2011
	Amount	Percent	Amount	Percent
Noninterest-bearing deposits	$1,254,851	1.05%	$1,176,630	.97%
Interest-bearing deposits:
Time deposits	94,591,711	79.50	95,262,488	78.60
NOW and money market	6,047,600	5.08	6,204,299	5.12
Passbook	16,756,247	14.09	16,765,790	13.83
Brokered deposits	330,907	0.28	1,790,853	1.48

Total interest-bearing deposits	117,726,465	98.95	120,023,430	99.03

Total deposits	$118,981,316	100.00%	$121,200,060	100.00%

Balances in noninterest-bearing deposits increased by approximately $78,200, or 6.6%, from $1,176,600 at December 31, 2011 to $1,254,800 at December 31, 2012.

The following table indicates the amount of jumbo certificates of deposit with balances of $100,000 or greater by time remaining until maturity as of December 31, 2012, none of which are brokered deposits.

Maturity Period at December 31, 2012	Amount
Three months or less	$4,853,977
Over three through six months	4,551,277
Over six through twelve months	8,744,469
Over twelve months	13,543,604

Total	$31,693,327

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
	2012	2011
0.00—1.00%	$28,567,890	$24,437,292
1.01—2.00	42,016,293	37,788,745
2.01—3.00	14,533,440	18,761,384
3.01—4.00	2,648,424	5,077,736
4.01—5.00	6,989,400	10,817,663
5.01—6.00	167,171	170,521

Total	$94,922,618	$97,053,341

The following table sets forth the amount and maturities of time deposits at December 31, 2012.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposits
0.00—1.00%	$23,640,061	$2,433,657	$2,494,172	$0	$28,567,890	30.10%
1.01—2.00	13,123,926	15,733,046	3,438,145	9,721,176	42,016,293	44.26
2.01—3.00	7,945,011	3,240,226	1,826,861	1,521,342	14,533,440	15.31
3.01—4.00	474,561	1,673,890	499,973	0	2,648,424	2.79
4.01—5.00	6,627,546	361,854	0	0	6,989,400	7.36
5.01—6.00	167,171	0	0	0	167,171	.18

Total	$51,978,276	$23,442,673	$8,259,151	$11,242,518	$94,922,618	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2012	2011
Beginning balance	$121,200,060	$129,994,645
Decrease (increase) before interest credited	(3,484,637)	(10,561,584)
Interest credited	1,620,610	2,218,520
Internal deposit accounts	(354,717)	(451,521)
Net decrease (increase) in deposits	(2,218,744)	(8,794,585)

Ending balance	$118,981,316	$121,200,060

Borrowings. We use borrowings from the Federal Home Loan Bank of Atlanta to supplement our supply of funds for loans and investments and for interest rate risk management. The following table sets forth information regarding our Federal Home Loan Bank of Atlanta advances for the periods presented.

	Year Ended December 31,
	2012	2011
Maximum amount of Federal Home Loan Bank advances outstanding at any month end during the period	$22,500,000	$22,555,555
Average Federal Home Loan Bank advances outstanding during the period	$21,666,667	$22,506,944
Weighted average interest rate during the period	2.99%	3.84%
Balance outstanding at end of period	$20,000,000	$22,500,000
Weighted average interest rate at end of period	2.96%	2.98%

Equity. Total equity decreased by $834,000, or 2.8%, to $29.3 million at December 31, 2012 from $30.1 million at December 31, 2011 primarily as the result of the stock repurchase plan implemented during 2012.

Results of Operations for the Years Ended December 31, 2012 and 2011

Overview. We had net income of $115,200 for the year ended December 31, 2012, as compared to net income of $23,900 for the year ended December 31, 2011. The increase in net income between the periods was primarily due to an increase in net interest income of $640,500 during the year ended December 31, 2012, from $3.6 million for the year ended December 31, 2011 to $4.2 million for the year ended December 31, 2012. Also contributing was an increase in noninterest income of $48,600, from $365,400 for the year ended December 31, 2011 to $414,000 for the year ended December 31, 2012. These were greatly offset by increases in provision for loan losses of $336,700 and noninterest expense of $252,400 and a reduction of income tax benefit of $9,000. We had a provision for loan losses of $402,200 for the year ended December 31, 2012 as compared to $65,600 for the year ended December 31, 2011.

Net Interest Income. Net interest income increased by $640,500, or 17.8%, from $3.6 million for the year ended December 31, 2011 to $4.2 million for the year ended December 31, 2012. The increase in net interest income was achieved due to a 49 basis point increase in our interest rate spread from 1.84% for the year ended December 31, 2011 to 2.32% for the year ended December 31, 2012. The increase in our interest rate spread from 1.84% to 2.32% from December 31, 2011 to December 31, 2012 occurred as a .03% decrease in the weighted average yield on our interest earning assets was more than offset by a .52% decrease in the weighted average yield on our interest bearing liabilities. Both yields decreased due to the current low interest rate environment.

Interest on loans receivable, net decreased by $131,000, or 2.2%, from $5.8 million for the year ended December 31, 2011 to $5.7 million for the year ended December 31, 2012, as a $1.8 million, or 1.7%, increase in the average balance of loans was more than offset by a 21 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to a decrease in prevailing market interest rates during the year ended December 31, 2012.

Interest on investment securities available-for-sale decreased by $269,700, or 30.4%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, as the result of a $5.5 million, or 17.6%, decrease in the average balance of investment securities available-for-sale and a 44 basis point decrease in the average yield. Interest on investment securities held-to-maturity increased by $144,100, or 154.0%, for the year ended December 31, 2012, as a result of an increase of $4.2 million in the average balance of investment securities held-to-maturity and an increase of 37 basis points in the average yield.

Interest on interest bearing deposits in other banks remained low by historical standards during the year ended December 31, 2012 and 2011 due to the historically low prevailing market rates during those periods.

During the year ended December 31, 2012, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $515,800, or 23.5%, from $2.2 million for the year ended December 31, 2011, to $1.7 million for the year ended December 31, 2012, due to a 42 basis point decrease in the average cost of time deposits and a $5.6 million, or 5.6%, decrease in the average balance of time deposits. Interest on brokered deposits decreased by $73,100, or 81.1%, from $90,100 for the year ended December 31, 2011, to $17,000 for the year ended December 31,2012, due to a 243 basis point decrease in the average cost of brokered deposits and a $1.2 million or 55.8% decrease in the average brokered deposits balance. Interest on NOW and money market accounts remained stable during the year ended December 31, 2012 as compared to the year ended December 31, 2011, as an 11.4% increase in the average balance was offset by a 1 basis point decrease in the average cost of NOW and money market accounts. Interest on passbook accounts decreased by $28,300, or 33.4%, from $84,800 for the year ended December 31, 2011 to $56,500 for the year ended December 31, 2012, due primarily to a decrease of 18 basis points in the average cost of passbook accounts.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank of Atlanta advances, decreased by $256,100, or 28.0%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to a 102 basis point decrease in the average cost of other interest-bearing liabilities. At December 31, 2012, we had $20.0 million of Federal Home Loan Bank of Atlanta advances. See note 7 of notes to consolidated financial statements included in this Annual Report on Form 10-K for a schedule of the amounts, rates and maturities of our Federal Home Loan Bank of Atlanta advances.

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

	Year Ended December 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest Bearing Deposits in Other Banks	$17,680,054	$38,890	.22%	$22,453,027	$30,547	.14%
Loans receivable, net	111,380,577	5,705,649	5.12	109,534,148	5,836,654	5.33
Investment securities available-for-sale (1)	25,725,014	618,530	2.40	31,237,503	888,206	2.84
Investment securities held to maturity (2)	7,516,534	237,735	3.16	3,358,059	93,586	2.79
Other interest-earning assets	2,178,983	73,044	3.35	2,219,082	56,836	2.56

Total interest-earning assets	164,481,162	6,673,848	4.06	168,801,819	6,905,829	4.09

Noninterest-earning assets	8,534,673			8,228,842

Total assets	$173,015,835			$177,030,661

Liabilities and equity:
Time deposits	$94,451,324	$1,680,675	1.78	$100,043,222	$2,196,497	2.20
NOW and money market	6,006,131	13,842	.23	5,390,921	13,019	.24
Passbook	16,920,803	56,519	.33	16,644,219	84,751	.51
Brokered deposits	939,018	17,040	1.81	2,124,016	90,145	4.24
Federal Home Loan Bank advances	21,666,666	658,200	3.04	22,506,944	914,344	4.06

Total interest-bearing liabilities	139,983,942	2,426,276	1.73	146,709,322	3,298,756	2.25
Noninterest-bearing liabilities	3,041,293			2,702,564

Total liabilities	143,025,235			149,411,886
Total equity	29,990,600			27,618,775

Total liabilities and equity	$173,015,835			$177,030,661

Net interest income		$4,247,572			$3,607,073

Interest rate spread			2.33%			1.84%

Net interest margin			2.58%			2.14%

Ratio of average interest-earning assets to average interest-bearing liabilities			117.50%			115.06%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held to maturity are presented at amortized cost.

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

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
	Increase (Decrease) Due To
	Volume	Rate	Net
Assets:
Interest Bearing Deposits in Other Banks	$(10,499)	$18,842	$8,343
Loans receivable, net	99,930	(230,936)	(131,006)
Investment securities – available-for-sale	(146,129)	(123,547)	(269,676)
Investment securities – held-to-maturity	118,830	25,319	144,149
Other interest-earning assets	(1,344)	17,552	16,208

Total interest-earning assets	$60,788	$(292,770)	$(231,982)

Liabilities:
Time deposits	$(103,315)	$(412,507)	$(515,822)
NOW and money market	1,418	(595)	823
Passbook	1,545	(29,777)	(28,232)
Brokered deposits	(35,504)	(37,601)	(73,105)
Other interest-bearing liabilities	(26,441)	(229,703)	(256,144)

Total interest-bearing liabilities	(162,297)	(710,183)	(872,480)

Change in net interest income	$(101,509)	$(1,002,953)	$(1,104,462)

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

Our provision for loan losses was $402,200 for the year ended December 31, 2012, compared to a provision of $65,600 for the year ended December 31, 2011. At December 31, 2012, the allowance for loan losses was $1.395 million, or 1.21% of the total loan portfolio, compared to $1.25 million, or 1.10% of the total loan portfolio, at December 31, 2011.

Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

Nonaccrual loans amounted to $4.9 million at December 31, 2012 and $3.8 million at December 31, 2011. Net loan charge-offs amounted to $257,200 during the year ended December 31, 2012, compared to $115,600 during the year ended December 31, 2011. As of December 31, 2012, nonaccrual loans included six troubled debt restructured loans totaling $3.3 million, two home equity lines of credit totaling $92,100 and twenty-one one-to four-family residential loans totaling $1.5 million. As of December 31, 2011, nonaccrual loans included a $1.6 million speculative construction loan on a residential property where the builder had declared bankruptcy, a $194,000 lot loan to the same builder, four troubled debt restructured loans totaling $1.3 million, two home equity lines of credit totaling $93,000, and nine one-to-four family residential loans for $687,000. For further information regarding nonperforming assets, see “ – Risk Management.”

Noninterest Income. Total noninterest income increased by $48,600, or 13.3%, from $365,400 for the year ended December 31, 2011 to $414,000 for the year ended December 31, 2012. The increase primarily reflected an increase of $57,300, or 198.3%, in gain on sale of loans, as we elected to sell a portion of newly originated fixed-rate one-to four-family loans due to the low rate prevailing on such loans.

Noninterest Expenses. Total noninterest expenses increased by $252,400, or 6.3%, from $4.0 million for the year ended December 31, 2011 to $4.2 million for the year ended December 31, 2012. The increase primarily was attributable to an increase of $104,000, or 117.7%, in legal fees and an increase of $73,700, or 17.7%, in other general and administrative expenses.

Income Tax Expense. We had income tax benefit of $98,200 during the year ended December 31, 2012, resulting in an effective tax rate of (577.4)% for that period. This rate is a result of a high level of tax free income compared to our loss from operations. We had an income tax benefit of $106,900 during the year ended December 31, 2011.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2012	2011
Nonaccrual loans:
Real estate loans:
One-to four-family	$4,440,134	$1,870,522
Lines of credit	318,149	93,309
Commercial	0	0
Residential construction	0	1,565,198
Land	94,500	309,022
Commercial	0	0
Consumer	0	0

Total	$4,852,783	$3,838,051

Accruing loans past due 90 days or more:
Real estate loans:
One-to four-family	0	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total	$0	$0

Total of nonaccrual loans and accruing loans 90 days or more past due	$4,852,783	$3,838,051
Assets acquired through foreclosure	1,660,364	0

Total nonperforming assets	$6,513,147	$3,838,051

Troubled debt restructurings	$3,532,094	$1,562,084

Troubled debt restructurings included in nonaccrual loans	(3,272,611)	(1,298,347)

Troubled debt restructurings and total nonperforming assets	$6,772,630	$4,101,788

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	4.20%	3.39%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	2.86%	2.19%

Total nonperforming assets to total assets	3.84%	2.19%

For information regarding the composition of our non-accrual loans, see “ – Results of Operations for the Years Ended December 31, 2012 and 2011 – Provision for Loan Losses.”

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. At December 31, 2012 and December 31, 2011, we had $3.5 million and $1.6 million, respectively, in modified loans, which are also referred to as troubled debt restructurings. Included in troubled debt restructurings at December 31, 2012 were five loans secured by one—to four-family residential owner occupied properties totaling $3.2 million, one home equity line of credit totaling $226,000 and one land loan totaling $94,500. All of these loans are performing under their current agreements. All but one of these loans totaling $259,500 are nonaccrual as of December 31, 2012 and classified as substandard. One loan totaling $259,500, a one-to four-family residential loan has performed under its current agreement for greater than six months, and so it is neither nonaccrual nor substandard at December 31, 2012.

If a loan is in nonaccrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six timely payments under the restructured terms, unless, we have adequate collateral valuations or other analyses to support maintaining the loan on accrual status.

All of the above loans were classified as impaired and measured for loss in accordance with Accounting Standards Codification 310-10-35. In cases where we used the present value of discounted cashflows method, the discount rate used was the original note rate, which in each of these instances is equal to the modified terms rate. The other significant assumptions used in our discounted cash flow model to determine the fair value of the loans were the schedule of cash flows produced under the modified terms.

Interest income that would have been recorded for the year ended December 31, 2012 and the year ended December 31, 2011 had nonaccrual loans been current according to their original terms, amounted to approximately $157,600 and $212,300, respectively. Interest income recognized on these loans was $169,600 and $48,200 as of December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, there were no loans 90 days past due or more and still accruing interest.

Other real estate owned totaled $1.7 million at December 31, 2012, compared to $0 at December 31, 2011. Included in other real estate owned as of December 31, 2012 is one speculative construction property totaling $1.6 million and one non-owner occupied property totaling $49,600.

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

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.

	At December 31,
	2012	2011
Special mention assets	$522,100	$6,111,400
Substandard assets	8,158,000	4,184,300
Doubtful assets	0	0

Total classified and criticized assets	$8,680,100	$10,295,700

Classified and criticized assets include other real estate owned and loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore are not included as nonperforming assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Also included in classified and criticized assets are delinquent ground rents and certain nonagency mortgage-backed securities that have experienced rating downgrades or cash flow deficiencies.

The decrease in classified assets for the year ended December 31, 2012 was primarily due to our efforts of working through our problem assets. We have successfully reduced our classified assets through charge-offs and disposal of some of these assets. Substandard assets at December 31, 2012 include other real estate owned totaling $1.7 million, twenty-three one-to-four family residential loans totaling $4.4 million, one land loan totaling $94,500, three home equity lines of credit totaling $318,100 and three commercial real estate loans totaling $1.2 million. All of these loans except the three commercial real estate loans are on nonaccrual status. In addition, also included in substandard assets as of December 31, 2012 are ground rents that are seriously delinquent totaling $148,100 and one private label mortgage-backed security totaling $309,000. See “— Analysis of Nonperforming and Classified Assets.”

Special mention assets decreased to $522,100 at December 31, 2012 from $6.1 million at December 31, 2011. As of December 31, 2012, special mention assets included five one-to-four family residential loans totaling $522,100.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2012				2011
	30 – 89 Days		90 Days or More		30 – 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Real estate loans:
One-to four-family	8	$168,682	20	$1,408,377	5	$44,238	6	$1,378,489
Lines of credit	3	582,667	2	92,109	1	29,557	1	69,528
Commercial	0	0			0	0	0	0
Residential construction	0	0	0	0	0	0	1	1,565,198
Land	0	0	1	94,500	0	0	2	309,022
Consumer	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0

Total	11	$751,349	23	$1,594,986	6	$73,795	10	$3,322,237

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

General Valuation Allowance. We establish a general valuation allowance for loans that should be adequate to reserve for the estimated credit losses inherent in each segment of our loan portfolio, given the facts and circumstances as of the valuation date for all loans in the portfolio that have not been classified. The allowance is based on our average annual rate of net charge offs experienced over the previous four quarters on each segment of the portfolio and is adjusted for current qualitative factors. If historical loss data is not available for a segment, the estimates used will be based on various components such as industry averages. For purposes of determining the estimated credit losses, the loan portfolio is segmented as follows: (i) one—to four-family first mortgage real estate loans; (ii) one—to four-family second mortgage real estate loans; (iii) one—to four-family home equity lines of credit; (iv) commercial loans; (v) speculative construction loans; (vi) other construction loans; (vii) land loans; and (viii) consumer loans. Qualitative factors that are considered in determining the adequacy of the allowance for loan losses are as follows: (i) trends of delinquent and nonaccrual loans; (ii) economic factors; (iii) concentrations of credit; (iv) changes in the nature and volume of the loan portfolio; and (v) changes in lending staff and loan policies. We do not record allowances for impaired loans in our general allowance; however, the balances of impaired loans are included in the other categories of our allowance for loan losses if there was no loss on the impaired loan when measured individually.

Specific Valuation Allowance. All adversely classified loans meeting the following loan balance thresholds are individually reviewed: (i) speculative construction loans; (ii) commercial loans greater than $500,000; (iii) land loans greater than $500,000; (iv) all other loans greater than $1.5 million; and (v) any other nonperforming loans. Any portion of the recorded investment in excess of the fair value of the collateral less the disposition costs is charged off against the allowance for loan losses. It has been our policy to not maintain specific reserves against impaired loans that are measured using the fair value of collateral method. Impaired loans are generally measured for loss using the fair value of collateral less disposition costs method for collateral dependent loans, and the present value of discounted cash flows method for other loans. It has been our policy to directly charge off any loss determined on impaired loans using the fair value of collateral method, and we do not foresee maintaining specific reserves for these loans. We maintain specific reserves for those loans measured using the present value of discounted cash flows method.

For those loans measured using the fair value of collateral method, we charge off 100% of the assets or portions thereof classified as loss. The amount of the loss will be the excess of the recorded investment in the loan over the fair value of collateral less disposition costs estimated on the date that a probable loss is identified. Management obtains updated appraisals with respect to loans secured by real estate.

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

	At December 31,
	2012			2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One-to four-family	$827,129	59.29%	74.96%	$572,322	45.78%	77.78%
Lines of credit	74,807	5.36	8.90	145,830	11.67	8.40
Commercial	191,357	13.72	11.82	190,767	15.26	8.42
Residential construction	36,945	2.65	3.19	28,952	2.32	2.73
Land	32,217	2.31	1.07	120,372	9.63	2.28
Consumer	868	.06	.05	2,858	.23	.04
Commercial	240	.02	.01	1,008	.08	.35
Specific Reserve	189,862	13.61	.00	0	.00	.00
Unallocated	41,575	2.98	.00	187,891	15.03	.00

Total	$1,395,000	100.00%	100.00%	$1,250,000	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2012	2011
Allowance for loan losses at beginning of period	$1,250,000	$1,300,000
Charge-offs:
Real estate loans:
One-to four-family	221,412	61,929
Lines of credit	0	0
Commercial	0	0
Residential construction	44,940	0
Land	35,085	75,718
Commercial	0	0
Consumer	87	440

Total charge-offs	301,524	138,087

Recoveries	(44,278)	(22,535)

Net charge-offs	257,246	115,552
Provision for loan losses	402,246	65,552

Allowance at end of period	$1,395,000	$1,250,000
Allowance for loan losses to total loans at the end of the period	1.21%	1.10%

Net charge-offs to average loans outstanding during the period	.23%	.11%

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

We have classified as impaired, loans that are nonaccrual or a troubled debt restructuring. The amount of impaired loans of $5,112,300 as of December 31, 2012 was comprised of twenty three loans totaling $1,595,000 that were all 90 days or more delinquent, six loans totaling $3,257,800 we have placed on non-accrual, and one loan totaling $259,500 that is a troubled debt restructuring. Of the twenty three loans totaling $1,595,000 that are 90 days or more delinquent, eleven are small balance loans on residential owner-occupied properties. Of the other twelve of these loans, four are secured by owner-occupied residential properties totaling $979,800, five are secured by non-owner-occupied residential properties totaling $367,700, two are home equity lines of credit totaling $92,100 and one is secured by a developed building lot totaling $94,500. Of the six loans we have placed on nonaccrual that were not 90 days or more delinquent, five loans are secured by owner-occupied residential real estate totaling $3,031,800 and the other one loan is a home equity line of credit totaling $226,000. The one loan totaling $259,500 that is a troubled debt restructuring is performing per the terms of their agreement.

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

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes adjusting our loan mix by adding more loans with variable rates and adjusting our investment portfolio mix and duration. Specifically, over the past several years we have sought to shorten the average term of our loan portfolio by emphasizing the origination of one-to-four family fixed-rate loans with shorter terms. In addition, at December 31, 2012, we had $10.3 million of home equity lines of credit, most of which reprice monthly. We also had $18.2 million of cash and cash equivalents that reprice in the very near term. With respect to liabilities, we have had some success in the current low interest rate environment in increasing our longer-term certificates of deposit, as our customers have been willing to purchase longer-term certificates of deposit in exchange for increased yield, while, conversely, decreasing our short-term certificates of deposit.

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

The following table, which is based on information from our asset/liability management model, presents the change in our economic value of equity at December 31, 2012 that would occur in the event of an immediate change in interest rates based on assumptions we have input into the model, with no effect given to any steps that we might take to counteract that change.

	Estimated Economic Value of Equity				Economic Value of Equity as % of Portfolio Value of Assets
Basis Point Change in Rates	Amount	Change	% Change		NPV Ratio	Basis Point Change
300	$25,349	$(3,970)	(13	) %	15.31%	(140	) bp
200	27,428	(1,891)	(6)		16.20	(51)
100	28,784	(535)	(2)		16.68	(3)
0	29,319	—	0		16.71	0
(100)	29,705	386	1		16.69	(2)

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $18.2 million. Securities classified as available-for-sale, amounting to $18.6 million at December 31, 2012, provides an additional source of liquidity. In addition, at December 31, 2012, we had the ability to borrow a total of approximately $51.0 million from the Federal Home Loan Bank of Atlanta. At December 31, 2012, we had $20.0 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3 million line of credit with another bank, on which we had no outstanding balance at December 31, 2012.

Certificates of deposit due within one year of December 31, 2012 totaled $51.6 million, or 54.6% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2012.

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	$540,929	$271,064	$269,865	$0	$0
Federal Home Loan Bank advances and other borrowings	20,000,000	5,000,000	0	5,000,000	10,000,000
Certificates of deposit	94,591,711	51,647,370	31,701,824	8,995,291	2,247,226
Brokered deposits	330,907	330,907	0	0	0

Total	$115,463,547	$57,249,341	$31,971,689	$13,995,291	$12,247,226

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

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

For the years ended December 31, 2012 and 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.”

ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy became effective for the Company on January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU-2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (I) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements on January 1, 2011. Certain disclosures related to troubled debt restructurings were temporarily deferred by ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” and became effective on July 1, 2011 as required by ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” as further discussed below.

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Company on July 1, 2011, and applied retrospectively to restructurings occurring on or after January 1, 2011.

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Company on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, the Company’s financial statements have been adjusted accordingly.

ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

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

/s/ Thomas K. Sterner

Thomas K. Sterner
Chairman of the Board, Chief Executive Officer And Chief Financial Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

Executive Officers

The information relating to executive officers of the Company is incorporated herein by reference to Item 1, “Business – Executive Officers” in this Annual Report on Form 10-K.

Corporate Governance

The information regarding the Company’s Audit Committee and audit committee financial expert is incorporated hereby by reference to the section captioned “Corporate Governance – Committees of the Board of Directors – Audit/Compliance Committee” in the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the cover page of this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” in the Proxy Statement.

Corporate Governance

With respect to the information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the proxy statement incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit Related Matters – Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

4.0	Specimen Common Stock Certificate of Fraternity Community Bancorp, Inc. (1)

10.1	+Employment Agreement between Fraternity Federal Savings and Loan Association and Thomas K. Sterner (1)

10.2	+Employment Agreement between Fraternity Federal Savings and Loan Association and Richard C. Schultze (1)

10.3	+Supplemental Executive Retirement Plan Agreement between Fraternity Federal Savings and Loan Association and Thomas K. Sterner (1)

10.4	+Supplemental Executive Retirement Plan Agreement between Fraternity Federal Savings and Loan Association and Richard C. Schultze (1)

10.5	+Rabbi Trust Agreement (1)

10.6	+Employment Agreement between Fraternity Community Bancorp, Inc. and Thomas K. Sterner (2)

10.7	+Employment Agreement between Fraternity Community Bancorp, Inc. and Richard C. Schultze (2)

10.8	+Fraternity Federal Savings and Loan Association Supplemental Executive Retirement Plan (2)

10.9	+Fraternity Federal Savings and Loan Association Employee Severance Compensation Plan (1)

10.10	+Fraternity Federal Savings and Loan Association Deferred Compensation Plan (1)

10.11	+Fraternity Community Bancorp, Inc. 2012 Equity Incentive Plan (3)

14.0	Code of Business Conduct and Ethics (4)

21.0	Subsidiaries

23.0	Consent of Stegman & Company

31.0	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certifications

101.0**	The following materials from the Fraternity Community Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheet; (ii) the consolidated statement of income; (iii) the consolidated statement of comprehensive income; (iv) the consolidated statement of cash flows; and (v) related notes.

+	Management contract or compensatory agreement or arrangement.
**	Furnished, not filed.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on November 28, 2011 (File No. 0-54271).
(3)	Incorporated herein by reference to Appendix A to the Company’s definitive proxy statement for the 2012 annual meeting of stockholders, filed on April 11, 2012 (File No. 0-54271).
(4)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-54271).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Fraternity Community Bancorp, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated statements of financial condition of Fraternity Community Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fraternity Community Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland

March 22, 2013

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$332,300	$1,033,637
Interest-bearing deposits in other banks	17,845,981	13,889,505

Total cash and cash equivalents	18,178,281	14,923,142

Investment securities:
Available-for-sale - at fair value	18,574,693	31,419,356
Held-to-maturity - at amortized cost (fair value approximates $8,017,510 and $7,970,403, respectively)	7,645,942	7,837,293
Loans - net of allowance for loan losses of $1,395,000 (2012) and $1,250,000 (2011)	114,247,837	111,924,984
Other real estate owned	1,660,364	0
Property and equipment, net	809,602	740,501
Federal Home Loan Bank stock - at cost - restricted	1,163,000	1,306,500
Ground rents - net of valuation allowance of $44,703 (2012) and $45,500 (2011)	844,743	854,996
Accrued interest receivable	529,117	605,197
Investment in bank-owned life insurance	4,526,979	4,354,252
Deferred income taxes	825,063	630,908
Other assets	697,618	733,956

TOTAL ASSETS	$169,703,239	$175,331,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$118,981,316	$121,200,060
Advances from the Federal Home Loan Bank	20,000,000	22,500,000
Advances by borrowers for taxes and insurance	706,124	831,448
Other liabilities	733,132	682,888

Total liabilities	140,420,572	145,214,396

Commitments and contingencies	0	0

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,506,100 shares at December 31, 2012, 1,587,000 shares at December 31, 2011	15,061	15,870
Additional paid in capital	13,965,375	14,944,647
Retained earnings - substantially restricted	16,285,930	16,170,684
Unearned ESOP shares	(1,058,000)	(1,163,800)
Accumulated other comprehensive income	74,301	149,288

Total stockholders’ equity	29,282,667	30,116,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,703,239	$175,331,085

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$5,701,073	$5,831,786
Other loans	4,577	4,868
Interest and dividends on investments and bank deposits	921,732	1,023,266
Income from ground rents owned	46,466	45,909

Total interest income	6,673,848	6,905,829

INTEREST EXPENSE:
Interest on deposits	1,768,076	2,384,412
Interest on borrowings - short term	68,787	223,244
Interest on borrowings - long term	589,413	691,100

Total interest expense	2,426,276	3,298,756

NET INTEREST INCOME	4,247,572	3,607,073
PROVISION FOR LOAN LOSSES	402,246	65,552

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,845,326	3,541,521

NON-INTEREST INCOME:
Gain on sale of investment securities	128,078	107,714
Income on bank-owned life insurance	172,728	179,855
Gain on sale of loans	86,241	28,913
(Loss) gain on sale of other real estate owned	(5,542)	12,871
Other income	32,463	36,014

Total non-interest income	413,968	365,367

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,240,266	2,226,903
Occupancy expenses	499,744	493,049
Legal fees	192,385	88,357
Federal Deposit Insurance premiums	141,184	151,206
Accounting and auditing expense	158,299	115,775
Data processing expense	424,405	400,922
Directors fees	95,723	97,109
Other general and administrative expenses	490,275	416,589

Total non-interest expenses	4,242,281	3,989,910

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	17,013	(83,022)
INCOME TAX BENEFIT	(98,233)	(106,921)

NET INCOME	$115,246	$23,899

EARNINGS PER COMMON SHARE - BASIC AND DILUTED	$0.08	$0.02

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
NET INCOME	$115,246	$23,899

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	3,100	623,544
Less: income taxes on unrealized gains arising during the period	(1,240)	(249,418)

	1,860	374,126

Less: Reclassification adjustment for realized gains	(128,078)	(107,714)
Income taxes on reclassification adjustment	51,231	43,086

	(76,847)	(64,628)

OTHER COMPREHENSIVE (LOSS) INCOME	(74,987)	309,498

COMPREHENSIVE INCOME	40,259	333,397

See accompanying notes.

Fraternity Community Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2010	$0	$0	$16,146,785	$0	$(160,210)	$15,986,575
Net Income	0	0	23,899	0	0	23,899
Other Comprehensive Income	0	0	0	0	309,498	309,498
Acquisition of unearned ESOP shares	0	0	0	(1,269,600)	0	(1,269,600)
ESOP shares released or committed for release	0	(8,093)	0	105,800	0	97,707
Issuance of Common Stock	15,870	14,952,740	0	0	0	14,968,610

Balance, December 31, 2011	$15,870	$14,944,647	$16,170,684	$(1,163,800)	$149,288	$30,116,689

Balance, December 31, 2011	$15,870	$14,944,647	$16,170,684	$(1,163,800)	$149,288	$30,116,689
Net Income	0	0	115,246	0	0	115,246
Other Comprehensive Loss	0	0	0	0	(74,987)	(74,987)
Common shares repurchased	(809)	(989,403)	0	0	0	(990,212)
ESOP shares released or committed for release	0	10,131	0	105,800	0	115,931

Balance, December 31, 2012	$15,061	$13,965,375	$16,285,930	$(1,058,000)	$74,301	$29,282,667

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115,246	$23,899
Adjustments to reconcile net income (used in) provided by operating activities:
Depreciation	89,112	85,748
Gain on sale of available-for-sale securities	(128,078)	(107,714)
Loss (gain) on sale of other real estate owned	5,542	(12,871)
Gain on sale of loans	(86,241)	(28,913)
Origination of loans held for sale	(4,565,500)	(1,984,000)
Proceeds from sale of loans held for sale	4,651,741	2,012,913
Amortization/accretion of premium/discount	837,821	252,286
Increase in value of bank-owned life insurance	(172,728)	(179,855)
Increase in value of other real estate owned	(90,570)	(302,129)
Stock based compensation (ESOP)	115,931	97,707
Deferred income taxes	(146,974)	(133,036)
Provision for loan losses	402,246	65,552
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	112,418	748,952
Other liabilities	50,244	251,309

Net cash (used in) provided by operating activities	1,190,210	789,848

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(4,802,432)	(1,275,317)
Redemption of ground rents	10,253	6,000
Acquisition of property and equipment	(158,213)	(70,546)
Purchase of:
Loans	0	(223,164)
Investment securities available-for-sale	(10,628,151)	(34,740,640)
Investment securities held-to-maturity	(515,669)	(8,031,518)
Bank stock	0	(60,600)
Proceeds from:
Sales and maturities of investment securities available-for-sale	17,727,211	20,144,437
Principal paydowns on investment securities available-for-sale	4,992,818	4,930,413
Principal paydowns on investment securities held-to-maturity	627,894	166,066
Sale of Federal Home Loan Bank stock	143,500	89,200
Sale of other real estate owned	501,998	2,327,938

Net cash provided by (used in) investing activities	7,899,209	(16,737,731)

Fraternity Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(2,218,744)	(8,794,585)
Borrowings from the Federal Home Loan Bank	10,000,000	5,000,000
Repayments of Federal Home Loan Bank borrowings	(12,500,000)	(5,083,333)
Acquisition of ESOP Shares	0	(1,269,600)
Repurchase of common shares	(990,212)	0
Proceeds from issuance of Common Stock, net	0	14,968,610
Increase in advances by borrowers for taxes and insurance	(125,324)	168,102

Net cash (used in) provided by financing activities	(5,834,280)	4,989,194

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,255,139	(10,958,689)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,923,142	25,881,831

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,178,281	$14,923,142

Cash paid for interest	$2,426,381	$2,536,078

Cash paid for taxes	$0	$0

Transfer of loans to other real estate owned	$2,077,334	$0

On March 31, 2011, the Company loaned $1,269,600 to the Employee Stock Ownership Plan, which was used to purchase 126,960 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Fraternity Community Bancorp, Inc. (the “Company”) was incorporated on October 12, 2010 to serve as the holding company for Fraternity Federal Savings & Loan Association (the “Bank”), a federally chartered savings bank. On March 31, 2011, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 1,587,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of $14,968,610, net of offering expenses of approximately $901,400. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 126,960 shares of common stock sold in the offering. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets from the respective dates of acquisition. The useful lives for the principal classes of assets are:

Buildings and improvements	30—40 years
Furniture, fixtures and equipment	3—20 years
Leasehold improvements	10 years

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $46,817 and $44,601 for the years ended December 31, 2012 and 2011, respectively.

Subsequent Events

The Bank has evaluated events and transactions subsequent to December 31, 2012 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles, the Bank has not identified any events that would require adjustments to, or disclosure in, the financial statements.

Financial Statement Presentation

Certain reclassifications have been made to the financial statement presentation to conform with the current year’s method of presentation. Such reclassifications had no effect on net income.

Earnings per Common Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. Weighted average shares excludes unallocated ESOP shares. The Company has no dilutive potential common shares for the twelve month periods ended December 31, 2012 or 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Income	$115,246	$23,899

Weighted average common shares outstanding	1,451,844	1,462,905

Basic and diluted earnings per share	$.08	$.02

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank Notes and Corporate Bonds	$2,498,684	$14,426	$4,140	$2,508,970
Obligations of U.S. Government Agencies	4,499,056	6,344	23,720	4,481,680
Mortgage-backed securities:
FNMA	3,559,558	70,278	131	3,629,705
GNMA	4,035,379	51,846	0	4,087,225
FHLMC	1,089,203	12,170	0	1,101,373
Federal Agency CMO	2,462,680	13,422	10,379	2,465,723
Private Label CMO	309,081	0	9,064	300,017

	$18,453,641	$168,486	$47,434	$18,574,693

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$1,059,606	$35,745	$6,122	$1,089,229
SBA Pools	1,740,011	19,718	22,375	1,737,354
Mortgage-backed securities:
FNMA	4,846,325	344,602	0	5,190,927

	$7,645,942	$400,065	$28,497	$8,017,510

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank Notes and Corporate Bonds	$2,495,526	$7,844	$16,935	$2,486,435
Obligations of U.S. Government Agencies	6,696,656	126,082	0	6,822,738
Mortgage-backed securities:
FNMA	9,370,220	119,118	172	9,489,166
GNMA	7,019,669	31,425	41,879	7,009,215
FHLMC	2,334,789	7,438	17,889	2,324,338
Federal Agency CMO	2,636,100	67,091	0	2,703,191
Private Label CMO	623,176	5,259	44,162	584,273

	$31,176,136	$364,257	$121,037	$31,419,356

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$551,202	$17,283	$0	$568,485
SBA Pools	2,345,921	12,401	0	2,358,322
Mortgage-backed securities:
FNMA	4,940,170	103,426	0	5,043,596

	$7,837,293	$133,110	$0	$7,970,403

The amortized cost and fair value of debt securities at December 31, 2012 and 2011 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	December 31, 2012 Available-for-Sale
	Amortized Cost	Fair Value
Due in less than one year	$998,684	$1,013,110
Due in one year through five years	1,503,651	1,499,464
Due in five years through ten years	1,159,145	1,183,221
Due after ten years	14,792,161	14,878,898

	$18,453,641	$18,574,693

	December 31, 2012 Held-to-Maturity
	Amortized Cost	Fair Value
Due in one year through five years	$775,143	$752,769
Due in five years through ten years	5,361,792	5,700,271
Due after ten years	1,509,007	1,564,470

	$7,645,942	$8,017,510

	December 31, 2011 Available-for-Sale
	Amortized Cost	Fair Value
Due in one year through five years	$2,502,994	$2,493,771
Due in five years through ten years	6,513,583	6,654,782
Due after ten years	22,159,559	22,270,803

	$31,176,136	$31,419,356

	December 31, 2011 Held-to-Maturity
	Amortized Cost	Fair Value
Due in one year through five years	$1,243,103	$1,254,845
Due in five years through ten years	4,940,170	5,043,596
Due after ten years	1,654,020	1,671,962

	$7,837,293	$7,970,403

The Bank recognized gross gains on sales of available-for-sale securities of $166,067 and $107,714 for the years ended December 31, 2012 and 2011, respectively. The Bank recognized gross losses on sales of available-for-sale securities of $37,989 and $0 for the years ended December 31, 2012 and 2011, respectively.

Securities with unrealized losses, segregated by length of impairment, as of December 31, 2012 and 2011 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2012
Available-for-sale:
Bank Notes and Corporate Bonds	$0	$0	$1,495,860	$4,140	$1,495,860	$4,140
Obligations of U.S. Government Agencies	2,476,280	23,720	0	0	2,476,280	23,720
Mortgage-backed securities:
FNMA	29,275	48	4,978	84	34,253	132
GNMA	0	0	0	0	0	0
FHLMC	0	0	0	0	0	0
Federal Agency CMO	1,016,189	10,378	0	0	1,016,189	10,378
Private Label CMO	300,017	9,064	0	0	300,017	9,064

	$3,821,761	$43,210	$1,500,838	$4,224	$5,322,599	$47,434

Held-to-Maturity:
Municipal Bonds	$509,344	$6,122	$0	$0	$509,344	$6,122
SBA Pools	752,769	22,375	0	0	752,769	22,375

	$1,262,113	$28,497	$0	$0	$1,262,113	$28,497

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2011
Available-for-sale:
Bank Notes and Corporate Bonds	$1,483,065	$16,935	$0	$0	$1,483,065	$16,935
Mortgage-backed securities:
FNMA	7,336	132	1,444	40	8,780	172
GNMA	4,022,149	41,879	0	0	4,022,149	41,879
FHLMC	1,598,353	17,889	0	0	1,598,353	17,889
Private Label CMO	0	0	293,611	44,162	293,611	44,162

	$7,110,903	$76,835	$295,055	$44,202	$7,405,958	$121,037

Held-to-Maturity:	$0	$0	$0	$0	$0	$0

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

Furthermore, as of December 31, 2012, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Bank’s consolidated income statement.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	December 31, 2012	December 31, 2011
Real Estate Loans:
Owner Occupied One-to-four family	$74,318,470	$75,958,333
Non Owner Occupied One-to-four family	12,350,230	11,932,813
Home Equity Lines of Credit	10,292,388	9,501,693
Commercial Real Estate	13,668,391	10,040,391
Residential Construction	3,694,508	3,088,974
Land	1,241,019	2,584,476

Total Real Estate Loans	115,565,006	113,106,680
Consumer Loans	61,152	50,486
Commercial Loans	16,679	17,818

Total Loans	115,642,837	113,174,984
Less:
Allowance for loan losses	(1,395,000)	(1,250,000)

Total loans and allowance for loan losses	$114,247,837	$111,924,984

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

Commercial Loans. This portfolio segment consists of unsecured lines of credit and closed end loans to business owners that have personal guarantees. These loans generally have higher interest rates and shorter terms than one—to—four family residential loans. These loans have a higher level of risk than one—to—four family residential loans. The increased risk is due to the increased difficulty of monitoring and higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

The balance of impaired loans was $5,112,266 and $4,101,788 as of December 31, 2012 and 2011, respectively. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has fallen. All of our impaired loans are either a troubled debt restructuring or are on nonaccrual status.

Non-Performing/Past Due Loans—Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $4,852,783 and $3,838,051 at December 31, 2012 and 2011, respectively. There were no accruing loans that were more than 90 days past due at December 31, 2012 or 2011.

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

To establish the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon the previous four quarters history. This rolling history is utilized so that we have the most current and relevant charge-off trend data. These charge-offs are segregated by loan segment and compared to their respective loan segment average balances for the same period in order to calculate the charge-off percentage. That calculation determines the required allowance for loan loss level. The Company then applies additional loss multipliers to the different segments of loans to reflect various environmental factors. For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments. As of December 31, 2012 there are seven loans totaling $3,532,094 classified as troubled debt restructurings.

The following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses as of December 31, 2012 and 2011:

Credit Risk Analysis of Loans Receivable

As of December 31, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
Pass	$70,246,078	$11,460,323	$9,974,239	$12,480,780	$3,694,508	$1,146,519	$61,152	$16,679	$109,080,278
Special Mention	0	522,164	0	0	0	0	0	0	522,164
Substandard	4,072,392	367,743	318,149	1,187,611	0	94,500	0	0	6,040,395

Total	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Credit risk profile based on payment activity:
Performing	$70,246,079	$11,982,487	$9,974,239	$13,668,391	$3,694,508	$1,146,519	$61,152	$16,679	$110,790,054
Nonperforming	4,072,391	367,743	318,149	0	0	94,500	0	0	4,852,783

Total	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Credit Risk Analysis of Loans Receivable

As of December 31, 2011

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
Pass	$70,944,566	$10,929,017	$9,045,770	$8,835,392	$1,523,776	$2,275,454	$50,486	$17,818	$103,622,279
Special Mention	3,618,817	924,975	362,614	1,204,999	0	0	0	0	6,111,405
Substandard	1,394,950	78,821	93,309	0	1,565,198	309,022	0	0	3,441,300

Total	$75,958,333	$11,932,813	$9,501,693	$10,040,391	$3,088,974	$2,584,476	$50,486	$17,818	$113,174,984

Credit risk profile based on payment activity:
Performing	$74,563,383	$11,457,241	$9,408,384	$10,040,391	$1,523,776	$2,275,454	$50,486	$17,818	$109,336,933
Nonperforming	1,394,950	475,572	93,309	0	1,565,198	309,022	0	0	3,838,051

Total	$75,958,333	$11,932,813	$9,501,693	$10,040,391	$3,088,974	$2,584,476	$50,486	$17,818	$113,174,984

Aged Analysis of Past Due Loans Receivable

As of December 31, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
30-59 Days Past Due	$158,522	$0	$90,192	$0	$0	$0	$0	$0	$248,714
60-89 Days Past Due	10,160	0	492,475	0	0	0	0	0	502,635
Greater Than 90 Days Past Due	1,040,634	367,743	92,109	0	0	94,500	0	0	1,594,986

Total Past Due	1,209,316	367,743	674,776	0	0	94,500	0	0	2,346,335
Current	73,109,154	11,982,487	9,617,612	13,668,391	3,694,508	1,146,519	61,152	16,679	113,296,502

Total Loans Receivable	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

Aged Analysis of Past Due Loans Receivable

As of December 31, 2011

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
30-59 Days Past Due	$40,965	$0	$0	$0	$0	$0	$0	$0	$40,965
60-89 Days Past Due	3,273	0	29,557	0	0	0	0	0	32,830
Greater Than 90 Days Past Due	1,299,668	78,821	69,528	0	1,565,198	309,022	0	0	3,322,237

Total Past Due	1,343,906	78,821	99,085	0	1,565,198	309,022	0	0	3,396,032
Current	74,614,427	11,853,992	9,402,608	10,040,391	1,523,776	2,275,454	50,486	17,818	109,778,952

Total Loans Receivable	$75,958,333	$11,932,813	$9,501,693	$10,040,391	$3,088,974	$2,584,476	$50,486	$17,818	$113,174,984

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

The following tables represent the allocation of the allowance for loan and lease losses and the related loans by portfolio segment for the year ended December 31, 2012 and 2011:

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For The Year Ended December 31, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Impaired	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$495,271	$77,051	$145,830	$190,767	$28,952	$120,372	$2,858	$1,008	$0	$187,891	$1,250,000

Charge-offs	(161,564)	(59,847)	0	0	(44,940)	(35,085)	(88)	0	0	0	(301,524)
Recoveries	40,282	0	3,996	0	0	0	0	0	0	0	44,278
Provision	247,041	188,895	(75,019)	590	52,933	(53,070)	(1,902)	(768)	189,862	(146,316)	402,246

Ending Balance	$621,030	$206,099	$74,807	$191,357	$36,945	$32,217	$868	$240	$189,862	$41,575	$1,395,000

Ending balance of allowance individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$189,862	$0	$189,862

Ending balance of allowance collectively evaluated for impairment	$621,030	$206,099	$74,807	$191,357	$36,945	$32,217	$868	$240	$0	$41,575	$1,205,138

Loans Receivable:
Ending Balance	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679		$0	$115,642,837

Ending balance of loans individually evaluated for impairment	$4,331,874	$367,743	$318,149	$0	$0	$94,500	$0	$0		$0	$5,112,266

Ending balance of loans collectively evaluated for impairment	$69,986,596	$11,982,487	$9,974,239	$13,668,391	$3,694,508	$1,146,519	$61,152	$16,679		$0	$110,530,571

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For The Year Ended December 31, 2011

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Impaired	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$536,550	$0	$407,352	$75,473	$80,789	$173,024	$3,259	$0	$0	$23,553	$1,300,000
Charge-offs	(61,929)	0	0	0	0	(75,718)	(440)	0	0	0	(138,087)
Recoveries	850	0	21,685	0	0	0	0	0	0	0	22,535
Provision	19,800	77,051	(283,207)	115,294	(51,837)	23,066	39	1,008	0	164,338	65,552

Ending Balance	$495,271	$77,051	$145,830	$190,767	$28,952	$120,372	$2,858	$1,008	$0	$187,891	$1,250,000

Ending balance of allowance individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$189,862	$0	$189,862

Ending balance of allowance collectively evaluated for impairment	$495,271	$77,051	$145,830	$190,767	$28,952	$120,372	$2,858	$1,008	$(189,862)	$187,891	$1,060,138

Loans Receivable:
Ending Balance	$75,958,333	$11,932,813	$9,501,693	$10,040,391	$3,088,974	$2,584,476	$50,486	$17,818		$0	$113,174,984

Ending balance of loans individually evaluated for impairment	$2,134,259	$0	$93,309	$0	$1,565,198	$309,022	$0	$0		$0	$4,101,788

Ending balance of loans collectively evaluated for impairment	$73,824,074	$11,932,813	$9,408,384	$10,040,391	$1,523,776	$2,275,454	$50,486	$17,818		$0	$109,073,196

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. Information with respect to nonperforming assets and troubled debt restructurings at December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011
Non-Accrual Loans:
Owner-occupied one-to-four family	$4,072,391	$1,394,950
Non owner-occupied one-to-four family	367,743	475,572
Home Equity Lines of credit	318,149	93,309
Commercial	0	0
Residential Construction	0	1,565,198
Land	94,500	309,022

Total Non-Accrual Loans	$4,852,783	$3,838,051
Other Real Estate Owned, net	1,660,364	0
Loans 90 days or more past due and still accruing	0	0

Total Nonperforming Assets	$6,513,147	$3,838,051

Troubled Debt Restructurings	$3,532,094	$1,562,084

Troubled Debt Restructurings included In Non-Accrual Loans	$(3,272,611)	$(1,298,347)

Troubled Debt Restructurings and Total Nonperforming Assets	$6,772,630	$4,101,788

At December 31, 2012 and 2011, there were no loans 90 days past due or more and still accruing interest. At December 31, 2012, the Company had twenty nine loans on non-accrual status with foregone interest in the amount of $157,571. At December 31, 2011, the Company had eighteen loans on non-accrual status with foregone interest of $249,839.

	As of December 31, 2012			As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Owner Occupied one-to-four family residential	$2,035,761	$2,035,761	$0	$1,658,687	$1,658,687	$0
Non Owner Occupied one-to-four family residential	367,743	367,743	0	475,572	475,572	0
Home Equity Lines of Credit	318,149	318,149	0	93,309	93,309	0
Construction	0	0	0	1,565,198	1,565,198	0
Land	94,500	94,500	0	309,022	309,022	0

Total with no allowance	$2,816,153	$2,816,153	$0	$4,101,788	$4,101,788	$0

With an allowance recorded:
Owner Occupied one-to-four family residential	$2,106,251	$2,296,113	$189,862	$0	$0	$0

Total with an allowance	$2,106,251	$2,296,113	$189,862	$0	$0	$0

Grand total:
Owner Occupied one-to-four family residential	$4,142,012	$4,331,874	$189,862	$1,658,687	$1,658,687	$0
Non Owner Occupied one-to-four family residential	367,743	367,743	0	475,572	475,572	0
Home Equity Lines of Credit	318,149	318,149	0	93,309	93,309	0
Construction	0	0	0	1,565,198	1,565,198	0
Land	94,500	94,500	0	309,022	309,022	0

Grand total	$4,922,404	$5,112,266	$189,862	$4,101,788	$4,101,788	$0

Information on impaired loans for the years ended December 31, 2012 and 2011 is as follows:

	December 31, 2012		December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Owner Occupied one-to-four family residential	$1,783,385	$66,631	$1,634,963	$19,081
Non Owner Occupied one-to-four family residential	432,042	8,128	138,598	28,520
Home Equity Lines of Credit	283,476	14,249	94,114	554
Construction	626,079	0	1,565,198	0
Land	186,709	0	310,397	0
Consumer	0	0	110	0

Total with no allowance	$3,311,691	$89,008	$3,743,380	$48,155

With an allowance recorded:
Owner Occupied one-to-four family residential	$842,500	$80,588	$0	$0

Total with an allowance	$842,500	$80,588	$0	$0

Grand total:
Owner Occupied one-to-four family residential	$2,625,885	$147,219	$1,634,963	$19,081
Non Owner Occupied one-to-four family residential	432,042	8,128	138,598	28,520
Home Equity Lines of Credit	283,476	14,249	94,114	554
Construction	626,079	0	1,565,198	0
Land	186,709	0	310,397	0
Consumer	0	0	110	0

Grand total	$4,154,191	$169,596	$3,743,380	$48,155

The following table reflects impaired loans as of December 31, 2012 and 2011. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has fallen.

	December 31, 2012	December 31, 2011
Impaired performing loans:
Owner occupied one-to-four family	$0	$0
Non owner occupied one-to-four family	0	0
Home equity lines of credit	0	0
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one-to-four family	259,483	263,737
Non owner occupied one-to-four family	0	0
Home equity lines of credit	0	0
Commercial	0	0
Construction	0	0
Land	0	0

Total impaired performing loans	259,483	263,737

Impaired nonperforming loans (nonaccrual):
Owner occupied one-to-four family	1,120,320	698,141
Non owner occupied one-to-four family	367,743	475,572
Home equity lines of credit	92,109	93,309
Commercial	0	0
Construction	0	1,565,198
Land	0	194,022
Troubled debt restructurings:
Owner occupied one-to-four family	2,952,071	696,809
Non owner occupied one-to-four family	0	0
Home equity lines of credit	226,040	0
Commercial	0	0
Construction	0	0
Land	94,500	115,000

Total impaired nonperforming loans (nonaccrual)	4,852,783	3,838,051

Total impaired loans	$5,112,266	$4,101,788

Loans may be periodically modified in a troubled debt restructuring (TDR), where the Company will make concessions to a borrower having financial difficulty to help the borrower remain current on the loan and/or to avoid foreclosure. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is generally recognized through a charge-off through the allowance, however, if a specific reserve has been established, impairment is recognized through the provision for loan losses. At December 31, 2012, we had seven loans that were restructured totaling $3,532,094. Five loans, totaling

$3,211,554 were secured by owner-occupied one-to-four family residential properties, one loan totaling $94,500 is secured by a residential lot, and one loan totaling $226,040 is a home equity line of credit. At December 31, 2011, we had five loans totaling $1,562,084 that were restructured. Four loans, totaling $1,447,084 were secured by owner-occupied one-to-four family residential properties, and one loan totaling $115,000 was secured by a residential lot.

The following table is a summary of impaired loans that were modified due to a TDR by class for the years ended December 31, 2012 and 2011. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts immediately after the modification:

Modifications for the Year Ended December 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one-to-four family residential	2	$2,296,113	$2,106,251
Home Equity Line of Credit	1	230,864	230,864

Total	3	$2,526,977	$2,337,115

Modifications for the Year Ended December 31, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Land	1	$116,500	$116,500

The following table presents loans by loan class modified as TDR’s within the previous twelve months from, and for which there was a payment default (90 days or more past due) during the years ended December 31, 2012 and 2011:

Year Ended December 31, 2012		Year Ended December 31, 2011
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
0	$0	0	$0

4.	GROUND RENTS

The carrying value of ground rents was as follows:

	December 31,
	2012	2011
Ground rents at cost	$889,446	$900,496
Less valuation allowance	(44,703)	(45,500)

Total	$844,743	$854,996

Ground rents represent the value of long-term leases with respect to land we own underlying residential properties. Based on the analysis of the ground rents owned by the Bank, management has determined that the valuation allowance is adequate as of December 31, 2012.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2012	2011
Land	$170,773	$170,773
Land improvements	27,284	27,284
Building	852,909	851,897
Furniture, fixtures, and equipment	889,165	819,950
Leasehold improvements	351,007	296,817
Automobiles	74,766	79,152

	2,365,904	2,245,873
Less accumulated depreciation and amortization	1,556,302	1,505,372

Net book value of property and equipment	$809,602	$740,501

Depreciation expense amounted to $89,112 and $85,748 for the years ended December 31, 2012 and 2011, respectively.

The Bank is obligated under noncancelable lease agreements for three branches. The leases each contain renewal options and provide that the Bank pay property taxes, insurance and maintenance costs. Total rent expense under operating leases for the years ended December 31, 2012 and 2011 was $261,473 and $247,685, respectively.

Future minimum lease payments under leases having initial or remaining noncancelable leases:

2013	271,064
2014	261,829
2015	8,036

6.	DEPOSIT ACCOUNTS

Deposit accounts by type are as follows:

	December 31,
	2012	2011
Demand	$1,254,851	$1,176,630
Passbook	16,756,247	16,765,790
NOW accounts	4,169,267	4,400,897
Money market funds	1,878,333	1,803,402
Certificates of deposit	94,591,711	95,262,488
Brokered deposits	330,907	1,790,853

Total	$118,981,316	$121,200,060

The following tables present contractual maturities of certificate accounts:

	As of December 31, 2012
	2013	2014	2015	2016	2017 and thereafter
Certificates of Deposit	$51,647,370	$23,442,673	$8,259,151	$5,255,553	$5,986,964

	As of December 31, 2011
	2012	2013	2014	2015	2016 and thereafter
Certificates of Deposit	$40,023,574	$28,973,469	$18,893,558	$2,588,159	$4,783,728

Certificates of deposit and other time deposits in denominations of more than $250,000 totaled $4,898,847 and $5,752,260 as of December 31, 2012 and 2011, respectively. Certificates of deposit and other time deposits in denominations of more than $100,000 totaled $31,693,327 and $29,935,340 as of December 31, 2012 and 2011, respectively. Generally, deposit amounts in excess of $250,000 are not federally insured.

The Bank held deposits of $215,411 for related parties at December 31, 2012.

Interest expense by deposit type is as follows:

	December 31,
	2012	2011
Demand	$0	$0
Passbook	56,519	84,751
NOW / Money market funds	13,842	13,019
Certificates of deposit	1,680,675	2,196,497
Brokered deposits	17,040	90,145

Total	$1,768,076	$2,384,412

7.	BORROWED FUNDS

Total advances outstanding from the Federal Home Loan Bank (FHLB) were $20,000,000 and $22,500,000 as of December 31, 2012 and 2011, respectively. The total amount available under the line of credit at December 31, 2012 was approximately $51,040,000.

Advances are summarized as follows:

		December 31, 2012		December 31, 2011
Year of Maturity	Interest Rate	Balance	Average Amount	Balance	Average Amount
2011	4.40%	$0	$0	$0	$4,583,333
2011	2.72%	0	0	0	6,944
2012	3.32%	0	1,666,667	2,500,000	2,500,000
2012	0.14%	0	833,333	5,000,000	416,667
2012	0.24%	0	1,250,000	0	0
2012	0.27%	0	2,500,000	0	0
2013	0.26%	5,000,000	416,667	0	0
2017	4.28%	5,000,000	5,000,000	5,000,000	5,000,000
2018	3.94%	5,000,000	5,000,000	5,000,000	5,000,000
2018	3.38%	5,000,000	5,000,000	5,000,000	5,000,000

		$20,000,000	$21,666,667	$22,500,000	$22,506,944

Interest is paid monthly with principal due at maturity for all advances outstanding at December 31, 2012 and 2011. Interest expense on advances from the FHLB amounted to $658,200 and $914,344 for the years ended December 31, 2012 and 2011, respectively.

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and qualifying first and second mortgage loans, home equity loans and commercial real estate loans.

8.	INCOME TAXES

A reconciliation between income tax expense (benefit) and taxes computed at the statutory federal rate is as follows:

	December 31,
	2012	2011
Federal income tax rate	34.0%	(34.0)%
State income taxes, net of federal income tax effect	(72.3)	(16.3)
Decrease resulting from:
Increase in value of bank-owned life insurance	(345.2)	(73.4)
Other	(193.9)	(5.2)

Effective tax rate	(577.4)%	(128.9)%

	December 31,
	2012	2011
Deferred tax assets:
Provision for loan losses	$550,258	$493,063
Deferred compensation	198,166	153,083
Net operating losses	87,008	123,554
Nonaccrual loan income	62,154	98,458
Other real estate owned valuation	51,399	0
AMT Credit	68,220	0
Other	17,635	17,947

Total gross deferred tax assets	$1,034,840	$886,105

Deferred tax liabilities:
Depreciation	$55,339	$55,301
Loan fee income	83,929	82,206
FHLB stock dividend	23,759	23,759

Total gross deferred tax liabilities	163,027	161,266

Net deferred tax assets attributable to operations	871,813	724,839
Deferred tax on unrealized income on investments charged to other comprehensive income	(46,750)	(93,931)

Net deferred income tax asset	$825,063	$630,908

In determining whether a valuation allowance on deferred tax assets is required, management reviews its current tax position and the ability to carry back losses as well as projected future taxable income exclusive of reversing temporary differences and carry-forwards.

9.	EMPLOYEE RETIREMENT PLANS

The Bank sponsors an employee 401(k) savings and investment plan. The plan covers substantially all employees meeting age and service requirements and provides for both employee and employer matching contributions under Safe Harbor provisions. Expenses related to this plan for the years ended December 31, 2012 and 2011 were $60,047 and $62,284, respectively.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the years ended December 31, 2012 and 2011 was $115,931 and $97,707, respectively.

A summary of ESOP shares at December 31, 2012 and 2011 is as follows:

	2012	2011
Shares committed for release	21,160	10,580

Unearned shares	105,800	116,380

Total ESOP shares	126,960	126,960

Fair Value of unearned shares	$1,269,600	$901,945

10.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The Bank had commitments to originate mortgages of $1,093,450 and $0, secured by dwelling units, at December 31, 2012 and 2011, respectively, of which all of these commitments are for fixed-rate loans. Additionally, the Bank had unfunded lines of credit totaling $10,191,076 and $12,006,256 as of December 31, 2012 and 2011, respectively. Generally, these lines of credit are variable rate loans.

11.	DEFERRED COMPENSATION

The Bank has entered into deferred compensation agreements with two of its executive officers and two of its outside directors. Under the terms of the agreements, which consist of both a defined contribution component and a defined benefit component, the Bank is obligated to provide annual benefits for the officers and directors or their beneficiaries, after the officer’s or director’s death, disability, or retirement. For the defined benefit component the estimated present value to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for these plans for the years ended December 31, 2012 and 2011 was $114,281 and $104,547, respectively.

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

As of December 31, 2012 and 2011 (the most recent notification from the OCC), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Bank’s capital position:

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2012 :
Total Risk-Based Capital (to risk-weighted assets)	$24,982	25.95%	$9,627	10.0%
Tier I Capital (to risk-weighted assets)	$23,776	24.70%	$5,776	6.0%
Tier I Capital (to adjusted total assets)	$23,776	14.02%	$8,479	5.0%

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2011:
Total Risk-Based Capital (to risk-weighted assets)	$24,827	26.46%	$9,383	10.0%
Tier I Capital (to risk-weighted assets)	$23,654	25.21%	$5,630	6.0%
Tier I Capital (to adjusted total assets)	$23,654	13.50%	$8,761	5.0%

On May 8, 2012, the Company authorized the repurchase of up to 158,700 shares of its common stock. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares. As of December 31, 2012, there have been 80,900 shares repurchased by the Company, for an aggregate expenditure totaling $990,212, at an average price of $12.24.

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

The following table presents the Bank’s assets measured at fair value on a recurring basis:

	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$2,508,970	$0	$2,508,970	$0
Obligations of U.S. Government agencies	4,481,680	0	4,481,680	0
FNMA	3,629,705	0	3,629,705	0
GNMA	4,087,225	0	4,087,225	0
FHLMC	1,101,373	0	1,101,373	0
Federal Agency CMO	2,465,723	0	2,465,723	0
Private label CMO	300,017	0	300,017	0

	$18,574,693	$0	$18,574,693	$0

Total assets measured at fair value	$18,574,693	$0	$18,574,693	$0

	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$2,486,435	$0	$2,486,435	$0
Obligations of U.S. Government agencies	6,822,738	0	6,822,738	0
FNMA	9,489,166	0	9,489,166	0
GNMA	7,009,215	0	7,009,215	0
FHLMC	2,324,338	0	2,324,338	0
Federal Agency CMO	2,703,191	0	2,703,191	0
Private label CMO	584,273	0	584,273	0

	$31,419,356	$0	$31,419,356	$0

Total assets measured at fair value	$31,419,356	$0	$31,419,356	$0

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

For assets measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at December 31, 2012	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Owner occupied one-to-four family	$4,142,012	$0	$4,142,012	$0
Non owner occupied one-to-four family	367,743	0	367,743	0
Home Equity Lines of Credit	318,149	0	318,149	0
Land	94,500	0	94,500	0

	$4,922,404	$0	$4,922,404	$0

Other real estate owned:	$1,660,364	$0	$1,660,364	$0

	Fair Value at December 31, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Construction	$1,565,198	$0	$1,565,198	$0
Owner occupied one-to-four family	1,658,687	0	1,658,687	0
Non owner occupied one-to-four family	475,572	0	475,572	0
Home Equity Lines of Credit	93,309	0	93,309	0
Land	309,022	0	309,022	0

	$4,101,788	$0	$4,101,788	$0

Other real estate owned:	$0	$0	$0	$0

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

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions are set forth below for the Bank’s financial instruments as of December 31, 2012 and 2011.

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total
Assets:
Cash and cash equivalents	$18,178,281	$18,178,281	$0	$0	$18,178,281
Securities—available-for-sale	18,574,693	0	18,574,693	0	18,574,693
Securities—held-to-maturity	7,645,942	0	8,017,510	0	8,017,510
Loans, net of allowance	114,247,837	0	4,922,404	114,602,043	119,524,447
Federal Home Loan Bank stock	1,163,000	0	1,163,000	0	1,163,000
Investment in bank-owned life insurance	4,526,979	4,526,979	0	0	4,526,979

Liabilities:
Deposit accounts and advances by borrowers	119,687,440	0	120,305,935	0	120,305,935
Advances from the FHLB	20,000,000	0	20,805,808	0	20,805,808

	December 31, 2011
		Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total
Assets:
Cash and cash equivalents	$14,923,142	$14,923,142	$0	$0	$14,923,142
Securities—available-for-sale	31,419,356	0	31,419,356	0	31,419,356
Securities—held-to-maturity	7,837,293	0	7,970,403	0	7,970,403
Loans, net of allowance	111,924,984	0	4,101,788	111,482,563	115,584,351
Federal Home Loan Bank stock	1,306,500	0	1,306,500	0	1,306,500
Investment in bank-owned life insurance	4,354,252	4,354,252	0	0	4,354,252

Liabilities:
Deposit accounts and advances by borrowers	122,031,508	0	122,998,429	0	122,998,429
Advances from the FHLB	22,500,000	0	23,223,703	0	23,223,703

	December 31, 2012	December 31, 2011
Off-Balance Sheet Instruments:
Commitments to extend credit	$1,093,450	$0
Unused lines of credit	$10,191,076	$12,006,256

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

(e) Investments in Bank-Owned Life Insurance —The fair value of the insurance contracts approximates the carrying value.

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

(g) Advances from the FHLB—Fair values are estimated by discounting carrying values using a cash flow approach based on market rates as of December 31, 2012 and 2011.

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

Presented below are the condensed balance sheet, statement of operations and statement of cash flows for Fraternity Community Bancorp, Inc. for the years ended December 31, 2012 and 2011.

CONDENSED BALANCE SHEET

	2012	2011
Assets:
Cash and due from bank	$5,432,923	$6,313,532
Investment in bank subsidiary	23,849,744	23,803,157
Deferred income taxes	7,443	5,503
Income taxes receivable	(7,443)	(5,503)

Total assets	$29,282,667	$30,116,689

Liabilities and Stockholders’ Equity
Liabilities:	0	0

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,506,100 shares at December 31, 2012 and 1,587,000 shares at December 31, 2011	15,061	15,870
Additional paid in capital	13,965,375	14,944,647
Retained earnings	16,360,231	16,319,972
Unearned ESOP shares	(1,058,000)	(1,163,800)

Total stockholders’ equity	29,282,667	30,116,689

Total liabilities and stockholders’ equity	$29,282,667	$30,116,689

CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest income on loans	$0	$0
Interest income on ESOP loan	0	0

Total income	0	0
Operating expenses	18,868	13,950

Loss before equity in income of bank subsidiary	(18,868)	(13,950)
Equity in net income of bank subsidiary	134,114	37,849

Net income	$115,246	$23,899

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Net income	$115,246	$23,899
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiary	(134,114)	(37,849)
Share based ESOP adjustment	10,131	(8,093)
Decrease in other assets	1,940	5,503
Increase in other liabilities	(1,940)	(5,503)

Net cash used in operating activities	(8,737)	(22,043)

Cash flows from investing activities:
Investment in bank subsidiary	12,540	(8,633,035)

Net cash provided by (used in) investing activities	12,540	(8,633,035)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of costs)	0	14,968,610
Repayment of loan from bank subsidiary	105,800	0
Stock repurchases	(990,212)	0

Net cash (used in) provided by investing activities	(884,412)	14,968,610

Net (decrease) increase in cash and cash equivalents	(880,609)	6,313,532
Cash and cash equivalents, beginning of year	6,313,532	0

Cash and cash equivalents, end of year	$5,432,923	$6,313,532

16.	RECENT ACCOUNTING PRONOUNCEMENTS

All pending but not yet effective accounting standards updates were evaluated and only those listed below could have a material impact on the Company’s financial condition or results of operations.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy became effective for the Company on January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU-2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (I) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements on January 1, 2011. Certain disclosures related to troubled debt restructurings were temporarily deferred by ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” and became effective on July 1, 2011 as required by ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” as further discussed below.

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Company on July 1, 2011, and applied retrospectively to restructurings occurring on or after January 1, 2011.

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Company on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, the Company’s financial statements have been adjusted accordingly.

ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2013	FRATERNITY COMMUNITY BANCORP, INC.

	By:	/s/ Thomas K. Sterner
Thomas K. Sterner
Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas K. Sterner Thomas K. Sterner	Chairman of the Board, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)	March 29 2013

/s/ Richard C. Schultze Richard C. Schultze	President, Chief Operating Officer and Director	March 29 2013

/s/ William J. Baird, Jr. William J. Baird, Jr.	Director	March 29 2013

/s/ William D. Norton William D. Norton	Director	March 29 2013

/s/ Michael P. O’Shea Michael P. O’Shea	Director	March 29 2013