Form 10-Q
period 2013-03-31
Fraternity Community Bancorp Inc
filed 2013-05-10
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

As of May 10, 2013, the registrant had 1,447,100 shares of common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$587,399	$332,300
Interest-bearing deposits in other banks	15,250,721	17,845,981

Total cash and cash equivalents	15,838,120	18,178,281

Investment securities:
Available-for-sale - at fair value	19,228,805	18,574,693
Held-to-maturity - at amortized cost (fair value approximates $7,806,374 and $8,017,510, respectively)	7,480,293	7,645,942
Loans - net of allowance for loan losses of $1,350,000 (2013) and $1,395,000 (2012)	112,916,243	114,247,837
Other real estate owned	1,759,663	1,660,364
Property and equipment, net	820,155	809,602
Federal Home Loan Bank stock - at cost - restricted	1,103,700	1,163,000
Ground rents - net of valuation allowance of $44,703 (2013 and 2012)	844,743	844,743
Accrued interest receivable	574,226	529,117
Investment in bank-owned life insurance	4,566,787	4,526,979
Deferred income taxes	866,740	825,063
Other assets	717,851	697,618

TOTAL ASSETS	$166,717,326	$169,703,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$116,029,676	$118,981,316
Advances from the Federal Home Loan Bank	20,000,000	20,000,000
Advances by borrowers for taxes and insurance	1,106,010	706,124
Other liabilities	711,215	733,132

Total liabilities	137,846,901	140,420,572

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,472,100 shares at March 31, 2013, 1,506,100 shares at December 31, 2012	14,721	15,061
Additional paid in capital	13,528,032	13,965,375
Retained earnings - substantially restricted	16,351,160	16,285,930
Unearned ESOP shares	(1,031,550)	(1,058,000)
Accumulated other comprehensive income	8,062	74,301

Total stockholders’ equity	28,870,425	29,282,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,717,326	$169,703,239

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$1,407,762	$1,467,294
Other loans	1,265	1,178
Interest and dividends on investments and bank deposits	179,032	275,955
Income from ground rents owned	11,495	11,644

Total interest income	1,599,554	1,756,071

INTEREST EXPENSE:
Interest on deposits	374,520	461,776
Interest on borrowings - short term	3,175	22,805
Interest on borrowings - long term	144,938	146,548

Total interest expense	522,633	631,129

NET INTEREST INCOME	1,076,921	1,124,942

PROVISION FOR LOAN LOSSES	20,944	73,019

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,055,977	1,051,923

NON-INTEREST INCOME:
Gain on sale of investment securities	43,335	—
Income on bank-owned life insurance	39,808	41,912
Gain on sale of loans	35,779	18,941
Other income	5,795	12,298

Total non-interest income	124,717	73,151

NON-INTEREST EXPENSES:
Salaries and employee benefits	571,528	573,188
Occupancy expenses	136,565	126,316
Legal fees	25,814	45,950
Federal Deposit Insurance premiums	35,434	35,559
Accounting and auditing expense	44,367	31,711
Data processing expense	108,615	109,534
Directors fees	24,655	26,479
Other general and administrative expenses	157,706	114,350

Total non-interest expenses	1,104,684	1,063,087

INCOME BEFORE INCOME TAX EXPENSE	76,010	61,987

INCOME TAX EXPENSE	10,780	9,831

NET INCOME	$65,230	$52,156

EARNINGS PER COMMON SHARE - BASIC AND DILUTED	$0.05	$0.04

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

NET INCOME	$65,230	$52,156

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(67,063)	68,156
Less: income taxes on unrealized (losses) gains arising	26,825	(27,262)

during the period	(40,238)	40,894

Less: Reclassification adjustment for realized (gains)	(43,335)	0
Income taxes on reclassification adjustment	17,334	0

	(26,001)	0

OTHER COMPREHENSIVE (LOSS) INCOME	(66,239)	40,894

COMPREHENSIVE (LOSS) INCOME	$(1,009)	$93,050

See accompanying notes.

Fraternity Community Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, January 1, 2012	$15,870	$14,944,647	$16,170,684	$(1,163,800)	$149,288	$30,116,689

Net Income	0	0	52,156	0	0	52,156

Other Comprehensive Income	0	0	0	0	40,894	40,894

Common shares repurchased	0	0	0	0	0	—

ESOP shares released or committed for release	0	(2,592)	0	26,450	0	23,858

Balance, March 31, 2012	$15,870	$14,942,055	$16,222,840	$(1,137,350)	$190,182	$30,233,597

Balance, January 1, 2013	$15,061	$13,965,375	$16,285,930	$(1,058,000)	$74,301	$29,282,667

Net Income	0	0	65,230	0	0	65,230

Other Comprehensive Loss	0	0	0	0	(66,239)	(66,239)

Common shares repurchased	(340)	(446,785)	0	0	0	(447,125)

ESOP shares released or committed for release	0	9,442	0	26,450	0	35,892

Balance, March 31, 2013	$14,721	$13,528,032	$16,351,160	$(1,031,550)	$8,062	$28,870,425

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,230	$52,156
Adjustments to reconcile net income (used in) provided by operating activities:
Depreciation	23,505	21,480
Gain on sale of available-for-sale securities	(43,335)	0
Gain on sale of loans	(35,779)	(18,941)
Origination of loans held for sale	(1,870,884)	(1,173,000)
Proceeds from sale of loans held for sale	1,906,663	1,191,941
Amortization/accretion of premium/discount	(217,015)	90,246
Increase in value of bank-owned life insurance	(39,808)	(41,912)
Stock based compensation (ESOP)	35,892	23,858
Provision for loan losses	20,944	73,019
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(65,342)	(148,838)
Other liabilities	(21,917)	75,219

Net cash (used in) provided by operating activities	(241,846)	145,228

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	1,310,651	(1,851,075)
Acquisition of property and equipment	(34,058)	(32,925)
Increase in value of other real estate owned	(99,299)	0
Purchase of:
Investment securities available-for-sale	(5,503,794)	(1,029,051)
Proceeds from:
Sales and maturities of investment securities available-for-sale	4,136,072	0
Principal paydowns on investment securities available-for-sale	887,433	1,172,417
Principal paydowns on investment securities held-to-maturity	144,259	88,325
Sale of Federal Home Loan Bank stock	59,300	0
Sale of other real estate owned	0	334,103

Net cash provided by (used in) investing activities	900,564	(1,318,206)

Fraternity Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(2,951,640)	(1,295,080)
Repurchase of common shares	(447,125)	0
Increase in advances by borrowers for taxes and insurance	399,886	341,058

Net cash used in financing activities	(2,998,879)	(954,022)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,340,161)	(2,127,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,178,281	14,923,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,838,120	$12,796,142

Cash paid for interest	$522,867	$631,198

Cash paid for taxes	$0	$0

Transfer of loans to other real estate owned	$0	$334,103

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS

ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Fraternity Community Bancorp, Inc. (the “Company”) was incorporated on October 12, 2010 to serve as the holding company for Fraternity Federal Savings & Loan Association (the “Bank”), a federally chartered savings bank. On March 31, 2011, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 1,587,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of $14,968,610, net of offering expenses of $901,390. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 126,960 shares of common stock sold in the offering. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Earnings per Common Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. Weighted average shares excludes unallocated ESOP shares. The Company has no dilutive or anti-dilutive potential common shares for the three month periods ended March 31, 2013 or 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net Income	$65,230	$52,156

Weighted average common shares outstanding	1,378,182	1,471,502

Basic and diluted earnings per share	$.05	$.04

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$2,499,473	$5,107	$3,555	$2,501,025
Obligations of U.S. Government Agencies	5,997,486	2,369	19,635	5,980,220
Mortgage-backed securities:
FNMA	6,701,718	46,174	13,840	6,734,052
GNMA	1,706,489	10,444	783	1,716,150
FHLMC	992,984	9,257	0	1,002,241
Federal Agency CMO	1,008,899	0	14,592	994,307
Private Label CMO	308,621	0	7,811	300,810

	$19,215,670	$73,351	$60,216	$19,228,805

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$1,056,181	$31,416	$1,579	$1,086,018
SBA Pools	1,602,703	15,201	26,592	1,591,312
Mortgage-backed securities:
FNMA	4,821,409	307,635	0	5,129,044

	$7,480,293	$354,252	$28,171	$7,806,374

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$2,498,684	$14,426	$4,140	$2,508,970
Obligations of U.S. Government Agencies	4,499,056	6,344	23,720	4,481,680
Mortgage-backed securities:
FNMA	3,559,558	70,278	131	3,629,705
GNMA	4,035,379	51,846	0	4,087,225
FHLMC	1,089,203	12,170	0	1,101,373
Federal Agency CMO	2,462,680	13,422	10,379	2,465,723
Private Label CMO	309,081	0	9,064	300,017

	$18,453,641	$168,486	$47,434	$18,574,693

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$1,059,606	$35,745	$6,122	$1,089,229
SBA Pools	1,740,011	19,718	22,375	1,737,354
Mortgage-backed securities:
FNMA	4,846,325	344,602	0	5,190,927

	$7,645,942	$400,065	$28,497	$8,017,510

The amortized cost and fair value of debt securities at March 31, 2013 and December 31, 2012 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	March 31, 2013
	Available-for-Sale
	Amortized Cost	Fair Value

Due in less than one year	$999,473	$1,004,580
Due in one year through five years	1,511,136	1,507,623
Due in five years through ten years	1,037,307	1,058,320
Due after ten years	15,667,754	15,658,282

	$19,215,670	$19,228,805

	March 31, 2013
	Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$639,822	$613,230
Due in five years through ten years	5,335,216	5,641,272
Due after ten years	1,505,255	1,551,872

	$7,480,293	$7,806,374

	December 31, 2012
	Available-for-Sale
	Amortized Cost	Fair Value

Due in less than one year	$998,684	$1,013,110
Due in one year through five years	1,503,651	1,499,464
Due in five years through ten years	1,159,145	1,183,221
Due after ten years	14,792,161	14,878,898

	$18,453,641	$18,574,693

	December 31, 2012
	Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$775,143	$752,769
Due in five years through ten years	5,361,792	5,700,271
Due after ten years	1,509,007	1,564,470

	$7,645,942	$8,017,510

The Bank recognized gross gains on sales of available-for-sale securities of $43,335 and $0 for the three months ended March 31, 2013 and 2012, respectively. The Bank recognized gross losses on sales of available-for-sale securities of $0 for the three months ended March 31, 2013 and 2012.

Securities with unrealized losses, segregated by length of impairment, as of March 31, 2013 and December 31, 2012 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2013
Available-for-sale:
Bank Notes and Corporate Bonds	$0	$0	$1,496,445	$3,555	$1,496,445	$3,555
Obligations of U.S. Government Agencies	2,978,790	19,635	0	0	2,978,790	19,635
Mortgage-backed securities:
FNMA	4,378,110	13,761	4,180	79	4,382,290	13,840
GNMA	1,641,657	783	0	0	1,641,657	783
FHLMC	0	0	0	0	0	0
Federal Agency CMO	994,307	14,592	0	0	994,307	14,592
Private Label CMO	300,810	7,811	0	0	300,810	7,811

	$10,293,674	$56,582	$1,500,625	$3,634	$11,794,299	$60,216

Held-to-Maturity:
Municipal Bonds	$512,228	$1,579	$0	$0	$512,228	$1,579
SBA Pools	613,230	26,592	0	0	613,230	26,592

	$1,125,458	$28,171	$0	$0	$1,125,458	$28,171

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2012
Available-for-sale:
Bank Notes and Corporate Bonds	$0	$0	$1,495,860	$4,140	$1,495,860	$4,140
Obligations of U.S. Government Agencies	2,476,280	23,720	0	0	2,476,280	23,720
Mortgage-backed securities:
FNMA	29,275	47	4,978	84	34,253	131
GNMA	0	0	0	0	0	0
FHLMC	0	0	0	0	0	0
Federal Agency CMO	1,016,189	10,379	0	0	1,016,189	10,379
Private Label CMO	300,017	9,064	0	0	300,017	9,064

	$3,821,761	$43,210	$1,500,838	$4,224	$5,322,599	$47,434

Held-to-Maturity:
Municipal Bonds	$509,344	$6,122	$0	$0	$509,344	$6,122
SBA Pools	752,769	22,375	0	0	752,769	22,375

	$1,262,113	$28,497	$0	$0	$1,262,113	$28,497

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

Furthermore, as of March 31, 2013, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Bank’s consolidated income statement.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	March 31, 2013	December 31, 2012

Real Estate Loans:
Owner Occupied One-to-four family	$77,493,426	$74,318,470
Non Owner Occupied One-to-four family	11,715,093	12,350,230
Home Equity Lines of Credit	9,197,849	10,292,388
Commercial Real Estate	13,805,699	13,668,391
Residential Construction	739,904	3,694,508
Land	1,235,240	1,241,019

Total Real Estate Loans	114,187,211	115,565,006

Consumer Loans	64,213	61,152
Commercial Loans	14,819	16,679

Total Loans	114,266,243	115,642,837

Less:
Allowance for loan losses	(1,350,000)	(1,395,000)

Total loans and allowance for loan losses	$112,916,243	$114,247,837

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

Land Loans. This portfolio consists primarily of first mortgage loans on developed residential land. Land loans have a higher level of risk than loans for the purchase of existing homes since collateral values can only be estimated at the time the loan is approved.

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

The balance of impaired loans was $5,670,115 and $5,112,266 as of March 31, 2013 and December 31, 2012, respectively. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has deteriorated. All of our impaired loans are either a troubled debt restructuring or are on nonaccrual status.

Non-Performing/Past Due Loans - Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $2,894,505 and $4,852,783 at March 31, 2013 and December 31, 2012, respectively. There were no accruing loans that were more than 90 days past due at March 31, 2013 and December 31, 2012.

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments. As of March 31, 2013 there are seven loans totaling $3,519,788 classified as troubled debt restructurings. As of December 31, 2012, there are seven loans totaling $3,532,094 classified as troubled debt restructurings.

The following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses as of March 31, 2013 and December 31, 2012.

Credit Risk Analysis of Loans Receivable

As of March 31, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$75,079,952	$10,898,307	$9,106,025	$12,624,651	$739,904	$1,142,240	$64,213	$14,819	$109,670,111
Special Mention	0	520,579	0	0	0	0	0	0	520,579
Substandard	2,413,474	296,207	91,824	1,181,048	0	93,000	0	0	4,075,553

Total	$77,493,426	$11,715,093	$9,197,849	$13,805,699	$739,904	$1,235,240	$64,213	$14,819	$114,266,243

Credit risk profile based on payment activity:
Performing	$75,079,952	$11,418,886	$9,106,025	$13,805,699	$739,904	$1,142,240	$64,213	$14,819	$111,371,738
Nonperforming	2,413,474	296,207	91,824	0	0	93,000	0	0	2,894,505

Total	$77,493,426	$11,715,093	$9,197,849	$13,805,699	$739,904	$1,235,240	$64,213	$14,819	$114,266,243

Credit Risk Analysis of Loans Receivable

As of December 31, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$70,246,078	$11,460,323	$9,974,239	$12,480,780	$3,694,508	$1,146,519	$61,152	$16,679	$109,080,278

Special Mention	0	522,164	0	0	0	0	0	0	522,164

Substandard	4,072,392	367,743	318,149	1,187,611	0	94,500	0	0	6,040,395

Total	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Credit risk profile based on payment activity:

Performing	$70,246,079	$11,982,487	$9,974,239	$13,668,391	$3,694,508	$1,146,519	$61,152	$16,679	$110,790,054
Nonperforming	4,072,391	367,743	318,149	0	0	94,500	0	0	4,852,783

Total	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Aged Analysis of Past Due Loans Receivable

As of March 31, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$249,971	$0	$465,624	$0	$0	$0	$0	$0	$715,595
60-89 Days Past Due	0	36,976	199,704	0	0	0	0	0	236,680
Greater Than 90 Days Past Due	1,676,941	296,207	91,824	0	0	93,000	0	0	2,157,972

Total Past Due	1,926,912	333,183	757,152	0	0	93,000	0	0	3,110,247

Current	75,566,514	11,381,910	8,440,697	13,805,699	739,904	1,142,240	64,213	14,819	111,155,996

Total Loans Receivable	$77,493,426	$11,715,093	$9,197,849	$13,805,699	$739,904	$1,235,240	$64,213	$14,819	$114,266,243

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

Aged Analysis of Past Due Loans Receivable

As of December 31, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$158,522	$0	$90,192	$0	$0	$0	$0	$0	$248,714
60-89 Days Past Due	10,160	0	492,475	0	0	0	0	0	502,635
Greater Than 90 Days Past Due	1,040,634	367,743	92,109	0	0	94,500	0	0	1,594,986

Total Past Due	1,209,316	367,743	674,776	0	0	94,500	0	0	2,346,335
Current	73,109,154	11,982,487	9,617,612	13,668,391	3,694,508	1,146,519	61,152	16,679	113,296,502

Total Loans Receivable	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

The following tables represent the allocation of the allowance for loan and lease losses and the related loans by portfolio segment for the three months ended March 31, 2013 and 2012:

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For The Three Months Ended March 31, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$810,892	$206,099	$74,807	$191,357	$36,945	$32,217	$868	$240	$41,575	$1,395,000
Charge-offs	(2,364)	(66,079)	0	0	0	0	0	0	0	(68,443)
Recoveries	1,500	0	999	0	0	0	0	0	0	2,499
Provision	(46,900)	114,621	(9,171)	1,923	(29,546)	2,964	37	(27)	(12,957)	20,944

Ending Balance	$763,128	$254,641	$66,635	$193,280	$7,399	$35,181	$905	$213	$28,618	$1,350,000

Ending balance of allowance individually evaluated for impairment	$189,862	$0	$0	$0	$0	$0	$0	$0	$0	$189,862

Ending balance of allowance collectively evaluated for impairment	$573,266	$254,641	$66,635	$193,280	$7,399	$35,181	$905	$213	$28,618	$1,160,138

Loans Receivable:
Ending Balance	$77,493,426	$11,715,093	$9,197,849	$13,805,699	$739,904	$1,235,240	$64,213	$14,819	$0	$114,266,243

Ending balance of loans individually evaluated for impairment	$4,967,786	$296,207	$313,122	$0	$0	$93,000	$0	$0	$0	$5,670,115

Ending balance of loans collectively evaluated for impairment	$72,525,640	$11,418,886	$8,884,727	$13,805,699	$739,904	$1,142,240	$64,213	$14,819	$0	$108,596,128

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For The Three Months Ended March 31, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$495,271	$77,051	$145,830	$190,767	$28,952	$120,372	$2,858	$1,008	$187,891	$1,250,000
Charge-offs	(83,715)	0	0	0	0	0	0	0	0	(83,715)
Recoveries	9,697	0	999	0	0	0	0	0	0	10,696
Provision	227,184	81,681	(74,638)	(23,750)	(12,962)	(92,025)	(1,835)	(738)	(29,898)	73,019

Ending Balance	$648,437	$158,732	$72,191	$167,017	$15,990	$28,347	$1,023	$270	$157,993	$1,250,000

Ending balance of allowance individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0

Ending balance of allowance collectively evaluated for impairment	$648,437	$158,732	$72,191	$167,017	$15,990	$28,347	$1,023	$270	$157,993	$1,250,000

Loans Receivable:
Ending Balance	$74,605,982	$13,094,617	$9,977,641	$11,134,499	$3,164,157	$2,575,244	$48,042	$18,755	$0	$114,618,937

Ending balance of loans individually evaluated for impairment	$1,539,815	$396,037	$352,132	$0	$1,565,198	$307,522	$0	$0	$0	$4,160,704

Ending balance of loans collectively evaluated for impairment	$73,066,167	$12,698,580	$9,625,509	$11,134,499	$1,598,959	$2,267,722	$48,042	$18,755	$0	$110,458,233

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. Information with respect to nonperforming assets and troubled debt restructurings at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012

Non-Accrual Loans:
Owner-occupied one-to-four family	$2,413,474	$4,072,391
Non owner-occupied one-to-four family	296,207	367,743
Home Equity Lines of credit	91,824	318,149
Land	93,000	94,500

Total Non-Accrual Loans	2,894,505	4,852,783
Other Real Estate Owned, net	1,759,663	1,660,364
Loans 90 days or more past due and still accruing	0	0

Total Nonperforming Assets	$4,654,168	$6,513,147

Troubled Debt Restructurings	$3,519,788	$3,532,094

Troubled Debt Restructurings included In Non-Accrual Loans	$(744,177)	$(3,272,611)

Troubled Debt Restructurings and Total Nonperforming Assets	$7,429,779	$6,772,630

At March 31, 2013 and December 31, 2012, there were no loans 90 days past due or more and still accruing interest. At March 31, 2013, the Company had twenty seven loans on non-accrual status with foregone interest in the amount of $176,753. At December 31, 2012, the Company had twenty nine loans on non-accrual status with foregone interest of $157,571.

Information on impaired loans for the three months ended March 31, 2013 and December 31, 2012 is as follows:

	As of March 31, 2013			As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no allowance recorded:
Owner Occupied one-to-four family residential	$2,671,673	$2,671,673	$0	$2,035,761	$2,035,761	$0
Non Owner Occupied one-to-four family residential	296,207	296,207	0	367,743	367,743	0

Home Equity Lines of Credit	313,122	313,122	0	318,149	318,149	0

Construction	0	0	0	0	0	0

Land	93,000	93,000	0	94,500	94,500	0

Total with no allowance	$3,374,002	$3,374,002	$0	$2,816,153	$2,816,153	$0

With an allowance recorded:
Owner Occupied one-to-four family residential	$2,106,251	$2,296,113	$189,862	$2,106,251	$2,296,113	$189,862

Total with an allowance	$2,106,251	$2,296,113	$189,862	$2,106,251	$2,296,113	$189,862

Grand total:
Owner Occupied one-to-four family residential	$4,777,924	$4,967,786	$189,862	$4,142,012	$4,331,874	$189,862
Non Owner Occupied one-to-four family residential	296,207	296,207	0	367,743	367,743	0

Home Equity Lines of Credit	313,122	313,122	0	318,149	318,149	0

Construction	0	0	0	0	0	0

Land	93,000	93,000	0	94,500	94,500	0

Grand total	$5,480,253	$5,670,115	$189,862	$4,922,404	$5,112,266	$189,862

Information on impaired loans for the three months ended March 31, 2013 and 2012 is as follows:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2013		March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Owner Occupied one-to-four family residential	$2,353,717	$15,286	$1,559,840	$5,409
Non Owner Occupied one-to-four family residential	331,975	0	475,215	4,438
Home Equity Lines of Credit	315,636	3,340	222,721	0

Construction	0	0	1,565,198	0

Land	93,750	0	308,272	0
Consumer	0	0	0	0

Total with no allowance	$3,095,078	$18,626	$4,131,246	$9,847

With an allowance recorded:
Owner Occupied one-to-four family residential	$2,106,251	$24,485	$0	$0

Total with an allowance	$2,106,251	$24,485	$0	$0

Grand total:
Owner Occupied one-to-four family residential	$4,459,968	$39,771	$1,559,840	$5,409
Non Owner Occupied one-to-four family residential	331,975	0	475,215	4,438
Home Equity Lines of Credit	315,636	3,340	222,721	0

Construction	0	0	1,565,198	0

Land	93,750	0	308,272	0
Consumer	0	0	0	0

Grand total	$5,201,329	$43,111	$4,131,246	$9,847

The following table reflects impaired loans as of March 31, 2013 and December 31, 2012. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has deteriorated.

	March 31, 2013	December 31, 2012
Impaired performing loans:
Owner occupied one-to-four family	$0	$0
Non owner occupied one-to-four family	0	0
Home equity lines of credit	0	0
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one-to-four family	2,554,312	259,483
Non owner occupied one-to-four family	0	0
Home equity lines of credit	221,298	0
Commercial	0	0
Construction	0	0
Land	0	0

Total impaired performing loans	2,775,610	259,483

Impaired nonperforming loans (nonaccrual):
Owner occupied one-to-four family	1,762,297	1,120,320
Non owner occupied one-to-four family	296,207	367,743
Home equity lines of credit	91,824	92,109
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one-to-four family	651,177	2,952,071
Non owner occupied one-to-four family	0	0
Home equity lines of credit	0	226,040
Commercial	0	0
Construction	0	0
Land	93,000	94,500

Total impaired nonperforming loans (nonaccrual)	2,894,505	4,852,783

Total impaired loans	$5,670,115	$5,112,266

Loans may be periodically modified in a troubled debt restructuring (TDR), where the Company will make concessions to a borrower having financial difficulty to help the borrower remain current on the loan and/or to avoid foreclosure. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is generally recognized through a charge-off through the allowance, however, if a specific reserve has been established, impairment is recognized through the provision for loan losses. At March 31, 2013, we had seven loans that were restructured totaling $3,519,788. Five loans, totaling

$3,205,489 were secured by owner-occupied one-to-four family residential properties, one loan totaling $93,000 is secured by a residential lot, and one loan totaling $221,299 is a home equity line of credit. At December 31, 2012, we had seven loans totaling $3,532,094 that were restructured. Five loans, totaling $3,211,554 were secured by owner-occupied one-to-four family residential properties, one loan totaling $94,500 is secured by a residential lot, and one loan totaling $226,040 is a home equity line of credit.

The following table is a summary of impaired loans that were modified due to a TDR by class for the three months ended March 31, 2013 and 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts immediately after the modification:

Modifications for the Three Months Ended March 31, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one-to-four family residential	0	$0	$0
Home Equity Line of Credit	0	0	0

Total	0	$0	$0

Modifications for the Three Months Ended March 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Land	0	$0	$0

The following table presents loans by loan class modified as TDR’s within the previous twelve months from, and for which there was a payment default (90 days or more past due) during the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

0	$0	0	$0

4.	EMPLOYEE RETIREMENT PLANS

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the three months ended March 31, 2013 and 2012 was $35,892 and $23,858, respectively.

A summary of ESOP shares at March 31, 2013 and 2012 is as follows:

	2013	2012

Shares committed for release	23,805	13,225

Unearned shares	103,155	113,735

Total ESOP shares	126,960	126,960

Fair Value of unearned shares	$1,439,012	$1,154,410

5.	REGULATORY MATTERS

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

As of March 31, 2013 and December 31, 2012 (the most recent notification from the OCC), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Bank’s capital position:

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of March 31, 2013:
Total Risk-Based Capital (to risk-weighted assets)	$25,002	27.16%	$9,205	10.0%
Tier I Capital (to risk-weighted assets)	$23,849	25.91%	$5,523	6.0%
Tier I Capital (to adjusted total assets)	$23,849	14.31%	$8,333	5.0%

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2012:
Total Risk-Based Capital (to risk-weighted assets)	$24,982	25.95%	$9,627	10.0%
Tier I Capital (to risk-weighted assets)	$23,776	24.70%	$5,776	6.0%
Tier I Capital (to adjusted total assets)	$23,776	14.02%	$8,479	5.0%

On May 8, 2012, the Company authorized the repurchase of up to 158,700 shares of its common stock. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares. As of March 31, 2013, there have been 114,900 shares repurchased by the Company, for an aggregate expenditure totaling $1,437,337, at an average price of $12.51.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013:

Net Unrealized Gain and Losses on Investment Securities

January 1, 2013	$74,301

Other Comprehensive Loss Before Reclassifications	(40,238)
Amounts Reclassified from Accumulated Other Comprehensive Loss	(26,001)

Net Current Period Other Comprehensive Loss	(66,239)

March 31, 2013	$8,062

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented

Reclassification adjustment for realized gains	$(43,335)	Non-Interest Income
	17,334	Income Tax Expense

Total Reclassification for the Period	$(26,001)	Net of Tax

7.	FAIR VALUE MEASUREMENTS

The authoritative accounting guidance for fair value measurements defines fair value, establishes a framework for measuring fair value and defines disclosures about fair value measurements. This guidance applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this guidance, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

The following table presents the Company’s assets measured at fair value on a recurring basis:

	Fair Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$2,501,025	$0	$2,501,025	$0
Obligations of U.S. Government agencies	5,980,220	0	5,980,220	0
FNMA	6,734,052	0	6,734,052	0
GNMA	1,716,150	0	1,716,150	0
FHLMC	1,002,241	0	1,002,241	0
Federal Agency CMO	994,307	0	994,307	0
Private label CMO	300,810	0	300,810	0

	$19,228,805	$0	$19,228,805	$0

Total assets measured at fair value	$19,228,805	$0	$19,228,805	$0

	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$2,508,970	$0	$2,508,970	$0
Obligations of U.S. Government agencies	4,481,680	0	4,481,680	0
FNMA	3,629,705	0	3,629,705	0
GNMA	4,087,225	0	4,087,225	0
FHLMC	1,101,373	0	1,101,373	0
Federal Agency CMO	2,465,723	0	2,465,723	0
Private label CMO	300,017	0	300,017	0

	$18,574,693	$0	$18,574,693	$0

Total assets measured at fair value	$18,574,693	$0	$18,574,693	$0

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

Financial Instruments Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

For assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at March 31, 2013	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Owner occupied one-to-four family	$4,777,924	$0	$4,777,924	$0
Non owner occupied one-to-four family	296,207	0	296,207	0
Home Equity Lines of Credit	313,122	0	313,122	0
Land	93,000	0	93,000	0

	$5,480,253	$0	$5,480,253	$0

Other real estate owned:	$1,759,663	$0	$1,759,663	$0

	Fair Value at December 31, 2012	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Owner occupied one-to-four family	$4,142,012	$0	$4,142,012	$0
Non owner occupied one-to-four family	367,743	0	367,743	0
Home Equity Lines of Credit	318,149	0	318,149	0
Land	94,500	0	94,500	0

	$4,922,404	$0	$4,922,404	$0

Other real estate owned:	$1,660,364	$0	$1,660,364	$0

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with FASB guidance. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method. In our determination of fair value, we have categorized both methods of valuation as estimates based on Level 2 inputs.

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

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments as of March 31, 2013 and December 31, 2012.

	March 31, 2013
		Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total
Assets:
Cash and cash equivalents	$15,838,120	$15,838,120	$0	$0	$15,838,120
Securities - available-for-sale	19,228,805	0	19,228,805	0	19,228,805
Securities - held-to-maturity	7,480,293	0	7,806,374	0	7,806,374
Loans, net of allowance	112,916,243	0	5,480,253	112,963,783	118,444,036
Federal Home Loan Bank stock	1,103,700	0	1,103,700	0	1,103,700
Investment in bank-owned life insurance	4,566,787	4,566,787	0	0	4,566,787

Liabilities:
Deposit accounts and advances by borrowers	117,135,686	0	0	117,765,454	117,765,454
Advances from the FHLB	20,000,000	0	0	20,807,429	20,807,429

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total
Assets:
Cash and cash equivalents	$18,178,281	$18,178,281	$0	$0	$18,178,281
Securities - available-for-sale	18,574,693	0	18,574,693	0	18,574,693
Securities - held-to-maturity	7,645,942	0	8,017,510	0	8,017,510
Loans, net of allowance	114,247,837	0	4,922,404	114,602,043	119,524,447
Federal Home Loan Bank stock	1,163,000	0	1,163,000	0	1,163,000
Investment in bank-owned life insurance	4,526,979	4,526,979	0	0	4,526,979

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total

Liabilities:
Deposit accounts and advances by borrowers	119,687,440	0	0	120,305,935	120,305,935
Advances from the FHLB	20,000,000	0	0	20,805,808	20,805,808

	March 31, 2013	December 31, 2012

Off-Balance Sheet Instruments:
Commitments to extend credit	$500,000	$1,093,450
Unused lines of credit	$10,407,444	$10,191,076

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

(g) Advances from the FHLB - Fair values are estimated by discounting carrying values using a cash flow approach based on market rates as of March 31, 2013 and December 31, 2012.

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

9.	RECENT ACCOUNTING PRONOUNCEMENTS

All pending but not yet effective accounting standards updates were evaluated and only those listed below could have a material impact on the Company’s financial condition or results of operations.

Accounting Standards Update No. 2013-01 - Balance Sheet (Topic 210). On January 31, 2013, FASB released ASU 2013-01. The objective of this Update is to clarify that the scope of Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-250 - Balance Sheet (Topic 210) which has been deleted.

An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-02 - Other Comprehensive Income (Topic 220). On February 5, 2013, FASB issued ASU 2013-02. The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income.

This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-240 - Comprehensive Income (Topic 220) which has been deleted. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-04 - Liabilities (Topic 405). On February 28, 2013, FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.

The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF12D - Liabilities (Topic 405) which has been deleted.

The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Founded in 1913, the Bank is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its market area, which consists of Baltimore City and Baltimore, Carroll and Howard Counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one-to four-family mortgage loans, as well as commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer consumer loans and, to a limited extent, commercial business loans. We currently operate out of our corporate headquarters and main office in Baltimore and full-service branch offices located in Cockeysville, Ellicott City and Hampstead, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Assets. At March 31, 2013, total assets decreased by $3.0 million to $166.7 million at March 31, 2013 from $169.7 million at December 31, 2012. The decrease in assets for the three months ended March 31, 2013 was due mainly to a $2.3 million decrease in cash and cash equivalents from $18.1 million at December 31, 2012 to $15.8 million at March 31, 2013. In addition, loans receivable, net, decreased $1.3 million from $114.2 million at December 31, 2012 to $112.9 million at March 31, 2013. Other real estate owned increased from $1.7 million at December 31, 2012 to $1.8 million at March 31, 2013.

Loans. Net loans receivable decreased by $1.3 million, or 1.2%, from $114.2 million at December 31, 2012 to $112.9 million at March 31, 2013, primarily as a result of loans in our portfolio refinancing to take advantage of historically low interest rates. Owner occupied one-to-four family loans increased by $3.2 million, or 4.3%, from $74.3 million at December 31, 2012 to $77.5 million at March 31, 2013 and residential construction loans decreased by $3.0 million, or 80.0%, from $3.7 million at December 31, 2012 to $740,000 at March 31, 2013 due to five residential construction loans totaling $3.3 million converting to owner occupied one-to-four family loans during the period.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $2.3 million, or 12.9%, from $18.1 million at December 31, 2012 to $15.8 million at March 31, 2013 primarily as a result of a decrease in our deposits of $3.0 million.

Securities. Our available-for-sale securities increased by $654,100, or 3.5%, from $18.6 million at December 31, 2012 to $19.2 million at March 31, 2013. During the three months ended March 31, 2013 we sold securities totaling $4.1 million, purchased securities totaling $5.5 million, and had principal payments of $800,800 on our securities. Our held-to-maturity securities decreased by $165,600, or 2.2%, from $7.6 million at December 31, 2012 to $7.5 million at March 31, 2013.

Deposits. Total deposits decreased by $3.0 million, from $119.0 million at December 31, 2012, to $116.0 million at March 31, 2013, primarily as a result of certificates of deposits maturing that had carried much higher interest rates, and depositors looking for a higher yield elsewhere than the current low interest rates we are offering on those products currently.

Borrowings. Total borrowings remained stable at $20.0 million at March 31, 2013 and December 31, 2012.

Results of Operations for the Three Months Ended March 31, 2013 and 2012 (unaudited)

Overview. We had net income of $65,200 for the three months ended March 31, 2013, as compared to net income of $52,200 for the three months ended March 31, 2012. Net interest income decreased for the three months ended March 31, 2013 by $48,000, or 4.3%, from $1,124,900 for the three months ended March 31, 2012 to $1,076,900 for the three months ended March 31, 2013. Our provision for loan losses decreased by $52,100, or 71.3%, from $73,000 for the three months ended March 31, 2012 to $20,900 for the three months ended March 31, 2013. Non-interest income increased $51,500, or 70.5%, for the three months ended March 31, 2013, from $73,200 for the three months ended March 31, 2012 to $124,700 for the three months ended March 31, 2013. Non-interest expense increased by $41,600, or 3.9%, for the three months ended March 31, 2013, from $1,063,100 for the three months ended March 31, 2012 to $1,104,700 for the three months ended March 31, 2013. Income tax expense increased by $900, or 9.7%, from $9,800 for the three months ended March 31, 2012 to $10,800 for the three months ended March 31, 2013.

Net Interest Income. Net interest income decreased by $48,000, or 4.3%, from $1,124,900 for the three months ended March 31, 2012 to $1,076,900 for the three months ended March 31, 2013. The decrease in net interest income is primarily attributable to our loans and investments repricing at a greater pace than our deposits during a time of historically low interest rates.

Interest on loans receivable, net decreased by $59,400, or 4.0%, from $1.5 million for the three months ended March 31, 2012 to $1.4 million for the three months ended March 31, 2013, due to a 23 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to market rates remaining at an historically low level. The average balance of loans receivable, net increased by $424,700, or .4%, from $112.6 million at March 31, 2012 to $113.0 million at March 31, 2013.

Interest on investment securities available-for-sale decreased by $96,800, or 48.0%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, as the result of a $12.4 million, or 39.6%, decrease in the average balance of investment securities available-for-sale and a 35 basis point decrease in the average yield. Interest on investment securities held-to-maturity decreased by $7,300, or 11.8%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, as the result of a $229,500, or 3.0%, decrease in the average balance of investment securities held-to-maturity and a 29 basis point decrease in the average yield.

Interest on cash and cash equivalents remained low by historical standards during the three months ended March 31, 2013 and 2012 due to the historically low prevailing market rates during those periods.

During the three months ended March 31, 2013, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates, lower average balances of these time deposits and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $80,900, or 18.4%, from $438,700 for the three months ended March 31, 2012, to $357,800 for the three months ended March 31, 2013, due to a 33 basis point decrease in the average cost of time deposits and a $932,300, or 1.0%, decrease in the average balance of time deposits. Interest on brokered deposits decreased by $1,100, or 23.0%, from $4,800 for the three months ended March 31, 2012, to $3,700 for the three months ended March 31, 2013, as the average balance of brokered deposits decreased from $1.8 million for the three months ended March 31, 2012 to $332,100 for the three months ended March 31, 2013. Interest on NOW and money market accounts decreased by $1,200, or 35.5%, from $3,500 for the three months ended March 31, 2012, to $2,300 for the three months ended March 31, 2013, due to an 8 basis point decrease in the average cost of NOW and money markets and a $116,500, or 2.0%, decrease in the average balance of NOW and money market accounts. Interest on passbook accounts decreased by $4,000, or 27.3%, from $14,700 for the three months ended March 31, 2012 to $10,700 for the three months ended March 31, 2013, due primarily to a 9 basis point decrease in the average cost of passbook accounts. The average balance of passbook accounts decreased during the three months ended March 31, 2013, from $17.0 million as of March 31, 2012 to $16.5 million as of March 31, 2013.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank advances, decreased by $21,200, or 12.5%, from $169,300 for three months ended March 31, 2012 to $148,100 for the three months ended March 31, 2013, due to a decrease of 5 basis points in the average cost of these other interest-bearing liabilities and a $2.5 million, or 11.1%, decrease in the average balance of other interest-bearing liabilities. At March 31, 2013 and December 31, 2012, we had $20.0 million of Federal Home Loan Bank advances, of which $15.0 million are long-term advances that carry large prepayment penalties.

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

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:

Interest-bearing deposits in other banks	$17,078,741	$9,757	.23%	$13,144,863	$8,214	.25%
Loans receivable, net (3)	113,028,334	1,409,027	4.99	112,603,600	1,468,472	5.22
Investment securities available-for-sale (1)	18,926,260	104,944	2.22	31,353,213	201,792	2.57
Investment securities held-to-maturity (2)	7,536,220	54,584	2.90	7,765,724	61,862	3.19
Other interest-earning assets	2,048,546	21,242	4.15	2,222,096	15,731	2.83

Total interest-earning assets	158,618,101	1,599,554	4.03	167,089,496	1,756,071	4.20

Noninterest-earning assets	9,176,957			7,257,768

Total assets	$167,795,058			$174,347,264

Liabilities and equity:
Time deposits	$93,091,906	$357,841	1.54%	$94,024,168	$438,723	1.87%
NOW and money market	5,805,582	2,275	.16	5,922,055	3,528	.24
Passbook	16,542,808	10,722	.26	17,030,501	14,746	.35
Brokered deposits	332,095	3,682	4.43	1,792,207	4,779	1.07
Federal Home Loan Bank advances	20,000,000	148,113	2.96	22,500,000	169,353	3.01

Total interest-bearing liabilities	135,772,391	522,633	1.54	141,268,931	631,129	1.79

Noninterest-bearing liabilities	3,029,252			2,866,093

Total liabilities	138,801,643			144,135,024

Total equity	28,993,415			30,212,240

Total liabilities and equity	$167,795,058			$174,347,264

Net interest income		$1,076,921			$1,124,942

Interest rate spread			2.49%			2.41%

Net interest margin			2.72%			2.69%

Ratio of average interest-earning assets to average interest-bearing liabilities			116.83%			118.28%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on nonaccrual status are included in average assets.

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

Our provision for loan losses decreased by $52,100 to $20,900 for the three months ended March 31, 2013 from $73,000 for the three months ended March 31, 2012. At March 31, 2013, the allowance for loan losses was $1.35 million, or 1.18%, of the total loan portfolio, as compared to $1.395 million, or 1.21%, of the total loan portfolio at December 31, 2012.

Non-accrual loans totaled $2.9 million at March 31, 2013 compared to $4.9 million at December 31, 2012. Net loan charge-offs amounted to $65,900 during the three months ended March 31, 2013, compared to $73,000 during the three months ended March 31, 2012. As of March 31, 2013, non-accrual loans included three troubled debt restructured loans totaling $744,200, seventeen owner occupied one-to four-family residential loans totaling $1.8 million, five non-owner occupied one-to-four family residential loans totaling $296,200 and two home equity lines of credit totaling $91,800. As of December 31, 2012, non-accrual loans included six troubled debt restructured loans totaling $3.3 million, twenty-one one-to four-family residential loans totaling $1.5 million and two home equity lines of credit totaling $92,100. The total decrease of $2.0 million in non-accrual loans is primarily due to three troubled debt restructured loans that had previously been on non-accrual status but are now accruing interest due to the borrowers abiding by the payment terms of the restructured loan for more than six months.

Impaired loans totaled $5.7 million at March 31, 2013 compared to $5.1 million at December 31, 2012. As of March 31, 2013, impaired loans included twenty-two one-to-four family owner-occupied residential loans totaling $5.0 million, five non-owner-occupied one-to-four family residential loans totaling $296,200, three home equity line of credit loans totaling $313,100 and one land loan totaling $93,000. Included in these are seven troubled debt restructured loans totaling $3.5 million. Of these seven troubled debt restructured loans, four loans totaling $2.8 million are on accrual status, while three loans totaling $744,200 are on non-accrual status. As of December 31, 2012, impaired loans included twenty one one-to-four family owner-occupied residential loans totaling $4.3 million, five non-owner-occupied one-to-four family residential loans totaling $367,700, four home equity line of credit loans totaling $318,100, and one land loan totaling $94,500. Included in these are seven troubled debt restructured loans totaling $3.5 million, all of which are on non-accrual status.

Other real estate owned totaled $1.8 million at March 31, 2013 compared to $1.7 million at December 31, 2012. Other real estate owned at March 31, 2013 and December 31, 2012 consisted of one luxury residential property that was a speculative construction loan (totaling $1.7 million at March 31, 2013 and $1.6 million at December 31, 2012) and one non-owner occupied property totaling $49,600.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At
	March 31, 2013	December 31, 2012
	(unaudited)
Nonaccrual loans:
Real estate loans:
Owner occupied one-to four-family	$2,413,474	$4,072,391
Non-owner occupied one-to four-family	296,207	367,743
Lines of credit	91,824	318,149
Commercial	0	0
Residential construction	0	0
Land	93,000	94,500
Commercial	0	0
Consumer	0	0

Total	$2,894,505	$4,852,783

Accruing loans past due 90 days or more	$0	$0

Total of nonaccrual loans and accruing loans 90 days Or more past due	$2,894,505	$4,852,783
Other real estate owned	1,759,663	1,660,364

Total nonperforming assets	$4,654,168	$6,513,147

Troubled debt restructurings	$3,519,788	$3,532,094

Troubled debt restructurings included in non-accrual loans	$(744,177)	$(3,272,611)

Troubled debt restructurings and total nonperforming assets	$7,429,779	$6,772,630

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	2.53%	4.20%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	1.74%	2.86%

Total nonperforming assets to total assets	2.79%	3.84%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2013	2012

Allowance for loan losses at beginning of period	$1,395,000	$1,250,000
Charge-offs:
Real estate loans:
Owner occupied one-to four-family	2,364	83,715
Non-owner occupied one-to four-family	66,079	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total charge-offs	68,443	83,715

Recoveries	2,499	10,696

Net charge-offs	65,944	73,019
Provision for loan losses	20,944	73,019

Allowance at end of period	$1,350,000	$1,250,000

Allowance for loan losses to total loans at the end of the period	1.18%	1.09%

Net charge-offs to average loans outstanding during the period	.06%	.06%

Noninterest Income. Total noninterest income increased by $51,500, or 70.5%, from $73,200 for the three months ended March 31, 2012 to $124,700 for the three months ended March 31, 2013. The increase was primarily due to an increase of $43,300, or 100.0%, in the gain on sale of investments.

Noninterest Expenses. Total noninterest expenses increased by $41,600, or 3.9%, from $1,063,100 for the three months ended March 31, 2012 to $1,104,700 for the three months ended March 31, 2013. The increase primarily was attributable to an increase in other general and administrative expenses of $43,400, or 37.9%.

Income Tax Expense. We recognized an income tax expense of $10,800 during the three months ended March 31, 2013, as compared to an income tax expense of $9,800 for the three months ended March 31, 2012.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $15.8 million. Securities classified as available-for-sale, amounting to $19.2 million at March 31, 2013, provides an additional source of liquidity. In addition, at March 31, 2013, we had the ability to borrow a total of approximately $50.9 million from the Federal Home Loan Bank of Atlanta and had $20.0 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3.0 million line of credit with another bank, on which we had no outstanding balance at March 31, 2013.

Certificates of deposit due within one year of March 31, 2013 totaled $49.7 million, or 53.9%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For the three months ended March 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 29, 2013. As of the date of this filing, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding stock repurchases during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)

January 1-31, 2013	17,500	$12.35	17,500	60,300
February 1-28, 2013	0	0	0	60,300
March 1-31, 2013	16,500	14.00	16,500	43,800
TOTAL	34,000

(1)	On May 8, 2012, Fraternity Community Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 158,700 shares, or 10%, of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

4.0	Form of Common Stock Certificate of Fraternity Community Bancorp, Inc. (1)

31.0	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certifications

101.0*	The following materials from Fraternity Community Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRATERNITY COMMUNITY BANCORP, INC.
May 10, 2013

	By:	/s/ Thomas K. Sterner
Thomas K. Sterner
Chairman of the Board, Chief Executive Officer and Chief Financial Officer