Form 10-Q
period 2013-06-30
Fraternity Community Bancorp Inc
filed 2013-08-13
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

As of August 12, 2013, the registrant had 1,428,300 shares of common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS

Cash and cash equivalents:
Cash and due from banks	$384,140	$332,300
Interest-bearing deposits in other banks	12,882,841	17,845,981

Total cash and cash equivalents	13,266,981	18,178,281

Investment securities:
Available-for-sale - at fair value	17,665,736	18,574,693
Held-to-maturity - at amortized cost (fair value approximates $7,454,102 and $8,017,510, respectively)	7,344,539	7,645,942
Loans - net of allowance for loan losses of $1,350,000 (2013) and $1,395,000 (2012)	116,048,593	114,247,837
Other real estate owned	1,755,162	1,660,364
Property and equipment, net	961,197	809,602
Federal Home Loan Bank stock - at cost - restricted	1,103,700	1,163,000
Ground rents - net of valuation allowance of $44,703 (2013 and 2012)	837,243	844,743
Accrued interest receivable	549,077	529,117
Investment in bank-owned life insurance	4,608,502	4,526,979
Deferred income taxes	1,159,760	825,063
Other assets	562,010	697,618

TOTAL ASSETS	$165,862,500	$169,703,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$115,549,486	$118,981,316
Advances from the Federal Home Loan Bank	20,000,000	20,000,000
Advances by borrowers for taxes and insurance	1,617,385	706,124
Other liabilities	766,254	733,132

Total liabilities	137,933,125	140,420,572

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,428,300 shares at June 30, 2013, 1,506,100 shares at December 31, 2012	14,283	15,061
Additional paid in capital	12,923,934	13,965,375
Retained earnings - substantially restricted	16,453,901	16,285,930
Unearned ESOP shares	(1,005,100)	(1,058,000)
Accumulated other comprehensive (loss) income	(457,643)	74,301

Total stockholders’ equity	27,929,375	29,282,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,862,500	$169,703,239

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$1,399,264	$1,441,905	$2,807,026	$2,909,201
Other loans	1,292	1,102	2,557	2,281
Interest and dividends on investments and bank deposits	168,907	258,785	347,939	534,740
Income from ground rents owned	12,808	14,233	24,303	25,876

Total interest income	1,582,271	1,716,025	3,181,825	3,472,098

INTEREST EXPENSE:
Interest on deposits	347,826	444,937	722,346	906,713
Interest on borrowings - short term	5,930	24,026	9,105	46,832
Interest on borrowings - long term	146,548	146,548	291,486	293,096

Total interest expense	500,304	615,511	1,022,937	1,246,641

NET INTEREST INCOME	1,081,967	1,100,514	2,158,888	2,225,457

PROVISION FOR LOAN LOSSES	(32,836)	105,234	(11,892)	178,254

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,114,803	995,280	2,170,780	2,047,203

NON-INTEREST INCOME:
Gain on sale of investment securities	—	114,134	43,335	114,134
Income on bank-owned life insurance	41,715	42,835	81,523	84,747
Gain on sale of loans	14,347	7,848	50,126	26,789
Other income	4,399	10,102	10,194	22,400

Total non-interest income	60,461	174,919	185,178	248,070

NON-INTEREST EXPENSES:
Salaries and employee benefits	517,326	539,994	1,088,854	1,113,182
Occupancy expenses	133,327	120,539	269,892	246,855
Legal fees	46,502	74,227	72,316	120,178
Federal Deposit Insurance premiums	34,947	32,974	70,381	68,532
Accounting and auditing expense	40,828	35,519	85,195	67,230
Data processing expense	104,296	99,167	212,911	208,701
Directors fees	23,154	22,232	47,809	48,711
Other general and administrative expenses	139,170	107,161	296,876	221,511

Total non-interest expenses	1,039,550	1,031,813	2,144,234	2,094,900

INCOME BEFORE INCOME TAX EXPENSE	135,714	138,386	211,724	200,373

INCOME TAX EXPENSE	32,973	35,975	43,753	45,806

NET INCOME	$102,741	$102,411	$167,971	$154,567

EARNINGS PER COMMON SHARE - BASIC AND DILUTED	$0.08	$0.07	$0.12	$0.10

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

NET INCOME	$102,741	$102,411	$167,971	$154,567

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(776,175)	(698)	(843,238)	67,458
Less: income taxes on unrealized (losses) gains arising during the period	310,470	279	337,295	(26,983)

	(465,705)	(419)	(505,943)	40,475

Less: Reclassification adjustment for realized gains	—	(114,134)	(43,335)	(114,134)
Income taxes on reclassification adjustment	—	45,653	17,334	45,653

	—	(68,481)	(26,001)	(68,481)

OTHER COMPREHENSIVE LOSS	(465,705)	(68,900)	(531,944)	(28,006)

COMPREHENSIVE (LOSS) INCOME	$(362,964)	$33,511	$(363,973)	$126,561

See accompanying notes.

Fraternity Community Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, January 1, 2012	$15,870	$14,944,647	$16,170,684	$(1,163,800)	$149,288	$30,116,689

Net Income	0	0	154,567	0	0	154,567

Other Comprehensive Loss	0	0	0	0	(28,006)	(28,006)

Common stock repurchased	(15)	(16,466)	0	0	0	(16,481)

ESOP shares released or committed for release	0	(396)	0	52,900	0	52,504

Balance, June 30, 2012	$15,855	$14,927,785	$16,325,251	$(1,110,900)	$121,282	$30,279,273

Balance, January 1, 2013	$15,061	$13,965,375	$16,285,930	$(1,058,000)	$74,301	$29,282,667

Net Income	0	0	167,971	0	0	167,971

Other Comprehensive Loss	0	0	0	0	(531,944)	(531,944)

Common stock repurchased	(778)	(1,060,987)	0	0	0	(1,061,765)

ESOP shares released or committed for release	0	19,546	0	52,900	0	72,446

Balance, June 30, 2013	$14,283	$12,923,934	$16,453,901	$(1,005,100)	$(457,643)	$27,929,375

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,971	$154,567
Adjustments to reconcile net income provided by (used in) operating activities:
Depreciation	49,075	43,155
Gain on sale of available-for-sale securities	(43,335)	(114,134)
Gain on sale of loans	(50,126)	(26,789)
Origination of loans held for sale	(2,277,084)	(1,827,000)
Proceeds from sale of loans held for sale	2,327,210	1,853,789
Amortization/accretion of premium/discount	(148,991)	376,441
Increase in value of bank-owned life insurance	(81,523)	(84,747)
Stock based compensation (ESOP)	72,446	52,504
Provision for loan losses	(11,892)	178,254
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	115,648	(1,683,919)
Other liabilities	33,122	(34,684)

Net cash provided by (used in) operating activities	152,521	(1,112,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(1,788,864)	1,306,937
Redemption of ground rents	7,500	4,250
Acquisition of property and equipment	(200,670)	(81,621)
Improvements to other real estate owned	(94,798)	0
Purchase of:
Investment securities available-for-sale	(6,503,793)	(7,101,050)
Proceeds from:
Sales and maturities of investment securities available-for-sale	5,222,742	10,187,699
Principal paydowns on investment securities available-for-sale	1,558,477	2,314,836
Principal paydowns on investment securities held-to-maturity	258,619	392,658
Sale of Federal Home Loan Bank stock	59,300	23,900
Sale of other real estate owned	0	334,103

Net cash (used in) provided by investing activities	(1,481,487)	7,381,712

Fraternity Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(3,431,830)	(1,466,341)
Borrowings from the Federal Home Loan Bank	5,000,000	0
Repayments of Federal Home Loan Bank borrowings	(5,000,000)	0
Repurchase of common stock	(1,061,765)	(16,481)
Increase in advances by borrowers for taxes and insurance	911,261	835,084

Net cash used in financing activities	(3,582,334)	(647,738)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,911,300)	5,621,411

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,178,281	14,923,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,266,981	$20,544,553

Cash paid for interest	$1,023,363	$1,246,820

Cash paid for taxes	$0	$0

Transfer of loans to other real estate owned	$0	$2,027,779

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS

ENDED JUNE 30, 2013 AND 2012

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts from prior period financial statements may have been reclassified to conform to the current period’s presentation.

Nature of Operations

The Bank provides a full range of banking services to individuals and businesses through its main office and three branches in the Baltimore metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, NOW, and money market accounts. Its primary lending products are residential and commercial real estate mortgages and consumer loans.

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

Earnings per Common Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. Weighted average shares excludes unallocated ESOP shares. The Company has no dilutive or anti-dilutive potential common shares for the three or six month periods ended June 30, 2013 or 2012.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net Income	$102,741	$102,411	$167,971	$154,567

Weighted average common shares outstanding	1,340,645	1,473,547	1,360,370	1,472,524

Basic and diluted earnings per share	$0.08	$0.07	$0.12	$0.10

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$1,500,000	$0	$2,985	$1,497,015
Obligations of U.S. Government Agencies	5,997,569	0	395,189	5,602,380
Municipal Bonds	1,000,000	0	103,400	896,600
Mortgage-backed securities:
FNMA	6,400,904	26,093	186,055	6,240,942
GNMA	1,435,691	8,659	44,976	1,399,374
FHLMC	804,131	5,754	0	809,885
Federal Agency CMO	988,222	0	50,135	938,087
Private Label CMO	284,810	0	3,357	281,453

	$18,411,327	$40,506	$786,097	$17,665,736

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$1,052,752	$8,692	$19,442	$1,042,002
SBA Pools	1,494,137	00,000	41,862	1,452,275
Mortgage-backed securities:
FNMA	4,797,650	162,175	0	4,959,825

	$7,344,539	$170,867	$61,304	$7,454,102

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$2,498,684	$14,426	$4,140	$2,508,970
Obligations of U.S. Government Agencies	4,499,056	6,344	23,720	4,481,680
Mortgage-backed securities:
FNMA	3,559,558	70,278	131	3,629,705
GNMA	4,035,379	51,846	0	4,087,225
FHLMC	1,089,203	12,170	0	1,101,373
Federal Agency CMO	2,462,680	13,422	10,379	2,465,723
Private Label CMO	309,081	0	9,064	300,017

	$18,453,641	$168,486	$47,434	$18,574,693

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$1,059,606	$35,745	$6,122	$1,089,229
SBA Pools	1,740,011	19,718	22,375	1,737,354
Mortgage-backed securities:
FNMA	4,846,325	344,602	0	5,190,927

	$7,645,942	$400,065	$28,497	$8,017,510

The amortized cost and fair value of debt securities at June 30, 2013 and December 31, 2012 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	June 30, 2013 Available-for-Sale
	Amortized Cost	Fair Value

Due in one year through five years	$1,509,869	$1,506,849
Due in five years through ten years	932,986	937,514
Due after ten years	15,968,472	15,221,373

	$18,411,327	$17,665,736

	June 30, 2013 Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$578,498	$551,013
Due in five years through ten years	5,309,794	5,452,526
Due after ten years	1,456,247	1,450,563

	$7,344,539	$7,454,102

	December 31, 2012 Available-for-Sale
	Amortized Cost	Fair Value

Due in less than one year	$998,684	$1,013,110
Due in one year through five years	1,503,651	1,499,464
Due in five years through ten years	1,159,145	1,183,221
Due after ten years	14,792,161	14,878,898

	$18,453,641	$18,574,693

	December 31, 2012 Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$775,143	$752,769
Due in five years through ten years	5,361,792	5,700,271
Due after ten years	1,509,007	1,564,470

	$7,645,942	$8,017,510

The Bank recognized gross gains on sales of available-for-sale securities of $43,335 and $124,019 for the six months ended June 30, 2013 and 2012, respectively. The Bank recognized gross losses on sales of available-for-sale securities of $0 and $9,885 for the six months ended June 30, 2013 and 2012, respectively.

Securities with unrealized losses, segregated by length of impairment, as of June 30, 2013 and December 31, 2012 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2013
Available-for-sale:
Bank Notes and Corporate Bonds	$0	$0	$1,497,015	$2,985	$1,497,015	$2,985
Obligations of U.S. Government Agencies	5,602,380	395,189	0	0	5,602,380	395,189
Municipal Bonds	896,600	103,400	0	0	896,600	103,400
Mortgage-backed securities:
FNMA	4,137,642	185,987	3,562	68	4,141,204	186,055
GNMA	1,328,387	44,976	0	0	1,328,387	44,976
FHLMC	0	0	0	0	0	0
Federal Agency CMO	938,087	50,135	0	0	938,087	50,135
Private Label CMO	281,453	3,357	0	0	281,453	3,357

	$13,184,549	$783,044	$1,500,577	$3,053	$14,685,126	$786,097

Held-to-Maturity:
Municipal Bonds	$492,701	$19,442	$0	$0	$492,701	$19,442
SBA Pools	901,262	14,376	551,013	27,486	1,452,275	41,862

	$1,393,963	$33,818	$551,013	$27,486	$1,944,976	$61,304

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2012
Available-for-sale:
Bank Notes and Corporate Bonds	$0	$0	$1,495,860	$4,140	$1,495,860	$4,140
Obligations of U.S. Government Agencies	2,476,280	23,720	0	0	2,476,280	23,720
Mortgage-backed securities:
FNMA	29,275	48	4,978	84	34,253	132
GNMA	0	0	0	0	0	0
FHLMC	0	0	0	0	0	0
Federal Agency CMO	1,016,189	10,378	0	0	1,016,189	10,378
Private Label CMO	300,017	9,064	0	0	300,017	9,064

	$3,821,761	$43,210	$1,500,838	$4,224	$5,322,599	$47,434

Held-to-Maturity:
Municipal Bonds	$509,344	$6,122	$0	$0	$509,344	$6,122
SBA Pools	752,769	22,375	0	0	752,769	22,375

	$1,262,113	$28,497	$0	$0	$1,262,113	$28,497

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

Furthermore, as of June 30, 2013, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Bank’s consolidated income statement.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	June 30, 2013	December 31, 2012

Real Estate Loans:
Owner Occupied One-to-four family	$79,237,104	$74,318,470
Non Owner Occupied One-to-four family	12,074,898	12,350,230
Home Equity Lines of Credit	8,769,997	10,292,388
Commercial Real Estate	14,207,477	13,668,391
Residential Construction	1,892,975	3,694,508
Land	1,137,871	1,241,019

Total Real Estate Loans	117,320,322	115,565,006

Consumer Loans	60,860	61,152
Commercial Loans	17,411	16,679

Total Loans	117,398,593	115,642,837

Less:
Allowance for loan losses	(1,350,000)	(1,395,000)

Total loans and allowance for loan losses	$116,048,593	$114,247,837

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

Commercial Loans. This portfolio segment consists of unsecured lines of credit and closed end loans to business owners that have personal guarantees. These loans generally have higher interest rates and shorter terms than one-to-four family residential loans. These loans have a higher level of risk than one-to-four family residential loans. The increased risk is due to the increased difficulty of monitoring and higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

The balance of impaired loans was $5,757,245 and $5,112,266 as of June 30, 2013 and December 31, 2012, respectively. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has deteriorated. All of our impaired loans are either a troubled debt restructuring or are on nonaccrual status.

Non-Performing/Past Due Loans - Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $2,987,516 and $4,852,783 at June 30, 2013 and December 31, 2012, respectively. There were no accruing loans that were more than 90 days past due at June 30, 2013 and December 31, 2012.

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments. As of June 30, 2013 there were seven loans totaling $4,164,262 classified as troubled debt restructurings. As of December 31, 2012, there were seven loans totaling $3,532,094 classified as troubled debt restructurings.

The following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses as of June 30, 2013 and December 31, 2012:

Credit Risk Analysis of Loans Receivable

As of June 30, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$76,364,847	$11,271,645	$8,478,751	$13,029,779	$1,892,975	$1,137,871	$60,860	$17,411	$112,254,139
Special Mention	460,276	518,964	0	0	0	0	0	0	979,240
Substandard	2,411,981	284,289	291,246	1,177,698	0	0	0	0	4,165,214

Total	$79,237,104	$12,074,898	$8,769,997	$14,207,477	$1,892,975	$1,137,871	$60,860	$17,411	$117,398,593

Credit risk profile based on payment activity:
Performing	$76,825,123	$11,790,609	$8,478,751	$14,207,477	$1,892,975	$1,137,871	$60,860	$17,411	$114,411,077
Nonperforming	2,411,981	284,289	291,246	0	0	0	0	0	2,987,516

Total	$79,237,104	$12,074,898	$8,769,997	$14,207,477	$1,892,975	$1,137,871	$60,860	$17,411	$117,398,593

Credit Risk Analysis of Loans Receivable

As of December 31, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$70,246,078	$11,460,323	$9,974,239	$12,480,780	$3,694,508	$1,146,519	$61,152	$16,679	$109,080,278
Special Mention	0	522,164	0	0	0	0	0	0	522,164
Substandard	4,072,392	367,743	318,149	1,187,611	0	94,500	0	0	6,040,395

Total	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Credit risk profile based on payment activity:
Performing	$70,246,079	$11,982,487	$9,974,239	$13,668,391	$3,694,508	$1,146,519	$61,152	$16,679	$110,790,054
Nonperforming	4,072,391	367,743	318,149	0	0	94,500	0	0	4,852,783

Total	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Aged Analysis of Past Due Loans Receivable

As of June 30, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$51,543	$0	$114,254	$0	$0	$0	$0	$0	$165,797
60-89 Days Past Due	874	0	90,192	0	0	0	0	0	91,066
Greater Than 90 Days Past Due	899,535	284,289	91,542	0	0	0	0	0	1,275,366

Total Past Due	951,952	284,289	295,988	0	0	0	0	0	1,532,229

Current	78,285,152	11,790,609	8,474,009	14,207,477	1,892,975	1,137,871	60,860	17,411	115,866,364

Total Loans Receivable	$79,237,104	$12,074,898	$8,769,997	$14,207,477	$1,892,975	$1,137,871	$60,860	$17,411	$117,398,593

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

Aged Analysis of Past Due Loans Receivable

As of December 31, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$158,522	$0	$90,192	$0	$0	$0	$0	$0	$248,714

60-89 Days Past Due	10,160	0	492,475	0	0	0	0	0	502,635
Greater Than 90 Days Past Due	1,040,634	367,743	92,109	0	0	94,500	0	0	1,594,986

Total Past Due	1,209,316	367,743	674,776	0	0	94,500	0	0	2,346,335

Current	73,109,154	11,982,487	9,617,612	13,668,391	3,694,508	1,146,519	61,152	16,679	113,296,502

Total Loans Receivable	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Three months ended:
June 30, 2013
Beginning Balance	$763,128	$254,641	$66,635	$193,280	$7,399	$35,181	$905	$213	$28,618	$1,350,000
Provision for loan losses	56,406	11,827	(5,669)	(22,790)	11,531	(75,208)	(53)	37	(8,917)	(32,836)
Charge-offs	(23,413)	0	0	0	0	0	0	0	0	(23,413)
Recoveries	1,000	0	999	0	0	54,250	0	0	0	56,249

Net (charge-offs) recoveries	(22,413)	0	999	0	0	54,250	0	0	0	32,836

Ending Balance	$797,121	$266,468	$61,965	$170,490	$18,930	$14,223	$852	$250	$19,701	$1,350,000

June 30, 2012
Beginning Balance	$648,437	$158,732	$72,191	$167,017	$15,990	$28,347	$1,023	$270	$157,993	$1,250,000
Provision for loan losses	38,447	5,122	(2,300)	24,161	61,918	29,448	(20)	(18)	(51,523)	105,235
Charge-offs	(49,350)	0	0	0	(44,940)	(20,585)	0	0	0	(114,875)
Recoveries	8,641	0	999	0	0	0	0	0	0	9,640

Net (charge-offs) recoveries	(40,709)	0	999	0	(44,940)	(20,585)	0	0	0	(105,235)

Ending Balance	$646,175	$163,854	$70,890	$191,178	$32,968	$37,210	$1,003	$252	$106,470	$1,250,000

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Six months ended:
June 30, 2013
Beginning Balance	$810,892	$206,099	$74,807	$191,357	$36,945	$32,217	$868	$240	$41,575	$1,395,000
Provision for loan losses	9,506	126,448	(14,840)	(20,867)	(18,015)	(72,244)	(16)	10	(21,874)	(11,892)
Charge-offs	(25,777)	(66,079)	0	0	0	0	0	0	0	(91,856)
Recoveries	2,500	0	1,998	0	0	54,250	0	0	0	58,748

Net (charge-offs) recoveries	(23,277)	(66,079)	1,998	0	0	54,250	0	0	0	(33,108)

Ending Balance	$797,121	$266,468	$61,965	$170,490	$18,930	$14,223	$852	$250	$19,701	$1,350,000

June 30, 2012
Beginning Balance	$495,271	$77,051	$145,830	$190,767	$28,952	$120,372	$2,858	$1,008	$187,891	$1,250,000
Provision for loan losses	265,631	86,803	(76,938)	411	48,956	(62,577)	(1,855)	(756)	(81,421)	178,254
Charge-offs	(133,065)	0	0	0	(44,940)	(20,585)	0	0	0	(198,590)
Recoveries	18,338	0	1,998	0	0	0	0	0	0	20,336

Net (charge-offs) recoveries	(114,727)	0	1,998	0	(44,940)	(20,585)	0	0	0	(178,254)

Ending Balance	$646,175	$163,854	$70,890	$191,178	$32,968	$37,210	$1,003	$252	$106,470	$1,250,000

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of June 30, 2013, December 31, 2012 and June 30, 2012, detailed on the basis of the impairment methodology used by the Company.

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
June 30, 2013
Loans individually evaluated for impairment	$210,773	$0	$0	$0	$0	$0	$0	$0	$0	$210,773

Loans collectively evaluated for impairment	$586,348	$266,468	$61,965	$170,490	$18,930	$14,223	$852	$250	$19,701	$1,139,227

Balance at June 30, 2013	$797,121	$266,468	$61,965	$170,490	$18,930	$14,223	$852	$250	$19,701	$1,350,000

December 31, 2012
Loans individually evaluated for impairment	$189,862	$0	$0	$0	$0	$0	$0	$0	$0	$189,862

Loans collectively evaluated for impairment	$621,030	$206,099	$74,807	$191,357	$36,945	$32,217	$868	$240	$41,575	$1,205,138

Balance at December 31, 2012	$810,892	$206,099	$74,807	$191,357	$36,945	$32,217	$868	$240	$41,575	$1,395,000

June 30, 2012
Loans individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0

Loans collectively evaluated for impairment	$646,175	$163,854	$70,890	$191,178	$32,968	$37,210	$1,003	$252	$106,470	$1,250,000

Balance at June 30, 2012	$646,175	$163,854	$70,890	$191,178	$32,968	$37,210	$1,003	$252	$106,470	$1,250,000

The Company’s recorded investment in loans as of June 30, 2013, December 31, 2012 and June 30, 2012 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology used by the Company was as follows:

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
June 30, 2013
Loans individually evaluated for impairment	$4,964,997	$284,289	$507,959	$0	$0	$0	$0	$0	$0	$5,757,245

Loans collectively evaluated for impairment	$74,272,107	$11,790,609	$8,262,038	$14,207,477	$1,892,975	$1,137,871	$60,860	$17,411	$0	$111,641,348

Balance at June 30, 2013	$79,237,104	$12,074,898	$8,769,997	$14,207,477	$1,892,975	$1,137,871	$60,860	$17,411	$0	$117,398,593

December 31, 2012
Loans individually evaluated for impairment	$4,331,874	$367,743	$318,149	$0	$0	$94,500	$0	$0	$0	$5,112,266

Loans collectively evaluated for impairment	$69,986,596	$11,982,487	$9,974,239	$13,668,391	$3,694,508	$1,146,519	$61,152	$16,679	$0	$110,530,571

Balance at December 31, 2012	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$0	$115,642,837

June 30, 2012
Loans individually evaluated for impairment	$2,412,996	$0	$323,526	$0	$0	$112,000	$0	$0	$0	$2,848,522

Loans collectively evaluated for impairment	$68,025,337	$13,108,316	$9,452,065	$12,745,220	$3,296,760	$1,815,105	$46,859	$17,506	$0	$108,507,168

Balance at June 30, 2012	$70,438,333	$13,108,316	$9,775,591	$12,745,220	$3,296,760	$1,927,105	$46,859	$17,506	$0	$111,355,690

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. Information with respect to nonperforming assets and troubled debt restructurings at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012

Non-Accrual Loans:
Owner-occupied one-to-four family	$2,411,981	$4,072,391
Non owner-occupied one-to-four family	284,289	367,743
Home Equity Lines of credit	291,246	318,149
Land	0	94,500

Total Non-Accrual Loans	2,987,516	4,852,783
Other Real Estate Owned, net	1,755,162	1,660,364
Loans 90 days or more past due and still accruing	0	0

Total Nonperforming Assets	$4,742,678	$6,513,147

Troubled Debt Restructurings	$4,164,262	$3,532,094

Troubled Debt Restructurings included In Non-Accrual Loans	$(1,394,533)	$(3,272,611)

Troubled Debt Restructurings and Total Nonperforming Assets	$7,512,407	$6,772,630

At June 30, 2013 and December 31, 2012, there were no loans 90 days past due or more and still accruing interest. At June 30, 2013, the Company had twenty seven loans on non-accrual status with foregone interest in the amount of $161,084. At December 31, 2012, the Company had twenty nine loans on non-accrual status with foregone interest of $157,571.

Information on impaired loans for the six months ended June 30, 2013 and year ended December 31, 2012 is as follows:

	As of June 30, 2013			As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no allowance recorded:
Owner Occupied one-to-four family residential	$1,920,491	$1,971,153	$0	$2,035,761	$2,040,518	$0
Non Owner Occupied one-to-four family residential	284,289	378,099	0	367,743	395,474	0

Home Equity Lines of Credit	507,959	507,959	0	318,149	318,149	0

Construction	0	0	0	0	0	0

Land	0	0	0	94,500	162,984	0

Total with no allowance	$2,712,739	$2,857,211	$0	$2,816,153	$2,917,125	$0

With an allowance recorded:
Owner Occupied one-to-four family residential	$3,044,506	$3,044,506	$210,773	$2,296,113	$2,296,113	$189,862

Total with an allowance	$3,044,506	$3,044,506	$210,773	$2,296,113	$2,296,113	$189,862

Grand total:
Owner Occupied one-to-four family residential	$4,964,997	$5,015,659	$210,773	$4,331,874	$4,336,631	$189,862
Non Owner Occupied one-to-four family residential	284,289	378,099	0	367,743	395,474	0

Home Equity Lines of Credit	507,959	507,959	0	318,149	318,149	0

Construction	0	0	0	0	0	0

Land	0	0	0	94,500	162,984	0

Grand total	$5,757,245	$5,901,717	$210,773	$5,112,266	$5,213,238	$189,862

Information on impaired loans for the three and six months ended June 30, 2013 is as follows:

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Owner Occupied one-to-four family residential	$2,296,082	$14,891	$2,209,309	$30,339
Non Owner Occupied one-to-four family residential	290,248	0	316,080	0

Home Equity Lines of Credit	410,541	6,367	379,743	9,823

Construction	0	0	0	0

Land	46,500	0	62,500	0

Total with no allowance	$3,043,371	$21,258	$2,967,632	$40,162

With an allowance recorded:
Owner Occupied one-to-four family residential	$2,670,309	$43,772	$2,545,577	$68,257

Total with an allowance	$2,670,309	$43,772	$2,545,577	$68,257

Grand total:
Owner Occupied one-to-four family residential	$4,966,391	$58,663	$4,754,886	$98,596
Non Owner Occupied one-to-four family residential	290,248	0	316,080	0

Home Equity Lines of Credit	410,541	6,367	379,743	9,823

Construction	0	0	0	0

Land	46,500	0	62,500	0

Grand total	$5,713,680	$65,030	$5,513,209	$108,419

Information on impaired loans for the three and six months ended June 30, 2012 is as follows:

	For the Three Months Ended June 30, 2012		For the Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Owner Occupied one-to-four family residential	$1,699,848	$8,949	$1,686,127	$12,796
Non Owner Occupied one-to-four family residential	474,576	3,690	474,908	8,128

Home Equity Lines of Credit	337,829	7,029	256,323	7,029

Construction	782,599	0	1,043,466	0

Land	209,761	0	242,848	0

Total with no allowance	$3,504,613	$19,668	$3,703,672	$27,953

With an allowance recorded:
Owner Occupied one-to-four family residential	$0	$0	$0	$0

Total with an allowance	$0	$0	$0	$0

Grand total:
Owner Occupied one-to-four family residential	$1,699,848	$8,949	$1,686,127	$12,796
Non Owner Occupied one-to-four family residential	474,576	3,690	474,908	8,128

Home Equity Lines of Credit	337,829	7,029	256,323	7,029

Construction	782,599	0	1,043,466	0

Land	209,761	0	242,848	0

Grand total	$3,504,613	$19,668	$3,703,672	$27,953

The following table reflects impaired loans as of June 30, 2013 and December 31, 2012. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has deteriorated.

	June 30, 2013	December 31, 2012
Impaired performing loans:
Owner occupied one-to-four family	$0	$0
Non owner occupied one-to-four family	0	0
Home equity lines of credit	0	0
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one-to-four family	2,553,015	259,483
Non owner occupied one-to-four family	0	0
Home equity lines of credit	216,714	0
Commercial	0	0
Construction	0	0
Land	0	0

Total impaired performing loans	2,769,729	259,483

Impaired nonperforming loans (nonaccrual):
Owner occupied one-to-four family	1,017,448	1,120,320
Non owner occupied one-to-four family	284,289	367,743
Home equity lines of credit	291,246	92,109
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one-to-four family	1,394,533	2,952,071
Non owner occupied one-to-four family	0	0
Home equity lines of credit	0	226,040
Commercial	0	0
Construction	0	0
Land	0	94,500

Total impaired nonperforming loans (nonaccrual)	2,987,516	4,852,783

Total impaired loans	$5,757,245	$5,112,266

Loans may be periodically modified in a troubled debt restructuring (TDR), where the Company will make concessions to a borrower having financial difficulty to help the borrower remain current on the loan and/or to avoid foreclosure. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is generally recognized through a charge-off through the allowance, however, if a specific reserve has been established, impairment is recognized through the provision for loan losses. At June 30, 2013, we had seven loans that were restructured totaling $4,164,262. Six loans totaling $3,947,548 were secured by owner-occupied one-to-four family residential properties, and one loan totaling $216,714 is a home equity line of credit. At December 31, 2012, we had seven loans totaling $3,532,094 that were restructured. Five loans totaling $3,211,554 were secured by owner-occupied one-to-four family residential properties, one loan totaling $94,500 is secured by a residential lot, and one loan totaling $226,040 is a home equity line of credit.

The following table is a summary of impaired loans that were modified due to a TDR by class for the three and six months ended June 30, 2013 and 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts immediately after the modification:

Modifications for the Six Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one-to-four family residential	1	$769,303	$769,303

Modifications for the Six Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Home Equity Line of Credit	1	$230,864	$230,864

Modifications for the Three Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one-to-four family residential	1	$769,303	$769,303

Modifications for the Three Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Home Equity Line of Credit	1	$230,864	$230,864

The following table presents loans by loan class modified as TDR’s within the previous twelve months from, and for which there was a payment default (90 days or more past due) during the three and six months ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

0	$0	0	$0

Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

0	$0	0	$0

4.	EMPLOYEE RETIREMENT PLANS

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the six months ended June 30, 2013 and 2012 was $72,446 and $52,504, respectively.

A summary of ESOP shares at June 30, 2013 and 2012 is as follows:

	2013	2012

Shares committed for release and released and allocated	26,450	15,870

Unearned shares	100,510	111,090

Total ESOP shares	126,960	126,960

Fair Value of unearned shares	$1,364,926	$1,227,545

5.	REGULATORY MATTERS

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

As of June 30, 2013 and December 31, 2012 (the most recent notification from the OCC), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Bank’s capital position:

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of June 30, 2013:
Total Risk-Based Capital (to risk-weighted assets)	$25,130	26.94%	$9,328	10.0%
Tier I Capital (to risk-weighted assets)	$23,962	25.69%	$5,596	6.0%
Tier I Capital (to adjusted total assets)	$23,962	14.41%	$8,314	5.0%

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2012:
Total Risk-Based Capital (to risk-weighted assets)	$24,982	25.95%	$9,627	10.0%
Tier I Capital (to risk-weighted assets)	$23,776	24.70%	$5,776	6.0%
Tier I Capital (to adjusted total assets)	$23,776	14.02%	$8,479	5.0%

On May 8, 2012, the Company authorized the repurchase of up to 158,700 shares of its common stock. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares. As of June 30, 2013, there have been 158,700 shares repurchased by the Company, for an aggregate expenditure totaling $2,051,977, at an average price of $12.93.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	Net Unrealized Gain and Losses on Investment Securities	Net Unrealized Gain and Losses on Investment Securities	Net Unrealized Gain and Losses on Investment Securities	Net Unrealized Gain and Losses on Investment Securities

Beginning Balance	$8,062	$190,182	$74,301	$149,288

Other Comprehensive (Loss) Income Before Reclassifications	(465,705)	(419)	(505,943)	40,475
Amounts Reclassified from Accumulated Other Comprehensive Loss	0	(68,481)	(26,001)	(68,481)

Net Current Period Other Comprehensive Loss	(465,705)	(68,900)	(531,944)	(28,006)

Ending Balance	$(457,643)	$121,282	$(457,643)	$121,282

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented

Reclassification adjustment for realized gains	$(43,335)	$(114,134)	Non-Interest Income
	17,334	45,653	Income Tax Expense

Total Reclassification for the Period	$(26,001)	$(68,481)	Net of Tax

7.	FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s assets measured at fair value on a recurring basis:

	Fair Value at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$1,497,015	$0	$1,497,015	$0
Obligations of U.S. Government agencies	5,602,380	0	5,602,380	0
Municipal Bonds	896,600	0	896,600	0
FNMA	6,240,942	0	6,240,942	0
GNMA	1,399,374	0	1,399,374	0
FHLMC	809,885	0	809,885	0
Federal Agency CMO	938,087	0	938,087	0
Private label CMO	281,453	0	281,453	0

	$17,665,736	$0	$17,665,736	$0

Total assets measured at fair value	$17,665,736	$0	$17,665,736	$0

	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$2,508,970	$0	$2,508,970	$0
Obligations of U.S. Government agencies	4,481,680	0	4,481,680	0
FNMA	3,629,705	0	3,629,705	0
GNMA	4,087,225	0	4,087,225	0
FHLMC	1,101,373	0	1,101,373	0
Federal Agency CMO	2,465,723	0	2,465,723	0
Private label CMO	300,017	0	300,017	0

	$18,574,693	$0	$18,574,693	$0

Total assets measured at fair value	$18,574,693	$0	$18,574,693	$0

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

For assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at June 30, 2013	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Owner occupied one-to-four family	$4,754,223	$0	$4,754,223	$0
Non owner occupied one-to-four family	284,289	0	284,289	0
Home Equity Lines of Credit	507,960	0	507,960	0

	$5,546,472	$0	$5,546,472	$0

Other real estate owned:	$1,755,162	$0	$1,755,162	$0

	Fair Value at December 31, 2012	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Owner occupied one-to-four family	$4,142,012	$0	$4,142,012	$0
Non owner occupied one-to-four family	367,743	0	367,743	0
Home Equity Lines of Credit	318,149	0	318,149	0
Land	94,500	0	94,500	0

	$4,922,404	$0	$4,922,404	$0

Other real estate owned:	$1,660,364	$0	$1,660,364	$0

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

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Carrying Value	Estimated Fair Value
		Level One	Level Two	Level Three	Total
Assets:
Cash and cash equivalents	$13,266,981	$13,266,981	$0	$0	$13,266,981
Securities - available-for-sale	17,665,736	0	17,665,736	0	17,665,736
Securities - held-to-maturity	7,344,539	0	7,454,102	0	7,454,102
Loans, net of allowance	116,048,593	0	5,546,472	111,534,098	117,080,570
Federal Home Loan Bank stock	1,103,700	0	1,103,700	0	1,103,700
Investment in bank-owned life insurance	4,608,502	4,608,502	0	0	4,608,502

Liabilities:
Deposit accounts and advances by borrowers	117,166,871	0	0	118,483,349	118,483,349
Advances from the FHLB	20,000,000	0	0	20,437,116	20,437,116

	December 31, 2012
	Carrying Value	Estimated Fair Value
		Level One	Level Two	Level Three	Total
Assets:
Cash and cash equivalents	$18,178,281	$18,178,281	$0	$0	$18,178,281
Securities - available-for-sale	18,574,693	0	18,574,693	0	18,574,693
Securities - held-to-maturity	7,645,942	0	8,017,510	0	8,017,510
Loans, net of allowance	114,247,837	0	4,922,404	114,602,043	119,524,447
Federal Home Loan Bank stock	1,163,000	0	1,163,000	0	1,163,000
Investment in bank-owned life insurance	4,526,979	4,526,979	0	0	4,526,979

Liabilities:
Deposit accounts and advances by borrowers	119,687,440	0	0	120,305,935	120,305,935
Advances from the FHLB	20,000,000	0	0	20,805,808	20,805,808

	June 30, 2013	December 31, 2012

Off-Balance Sheet Instruments:
Commitments to extend credit	$5,852,200	$1,093,450
Unused lines of credit	$10,497,774	$10,191,076

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

(g) Advances from the FHLB - Fair values are estimated by discounting carrying values using a cash flow approach based on market rates as of June 30, 2013 and December 31, 2012.

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

ASU 2011-11, “Balance Sheet (Topic 210) -Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2013-01, “Balance Sheet (Topic 21 0) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11. ASU 2011-11, as amended by ASU 2013-01, became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

ASU 20 12-02, “Intangibles- Goodwill and Other (Topic 350)- Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

ASU 2013-02, “Comprehensive Income (Topic 220)- Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. “ ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements. See Note 6 – Other Comprehensive Income (Loss).

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Assets. At June 30, 2013, total assets decreased by $3.8 million to $165.9 million at June 30, 2013 from $169.7 million at December 31, 2012. The decrease in assets for the six months ended June 30, 2013 was due mainly to a $4.9 million decrease in cash and cash equivalents from $18.2 million at December 31, 2012 to $13.3 million at June 30, 2013. Offsetting this was an increase of $1.8 million in loans receivable, net, from $114.2 million at December 31, 2012 to $116.0 million at June 30, 2013. Other real estate owned increased from $1.7 million at December 31, 2012 to $1.8 million at June 30, 2013.

Loans. Net loans receivable increased by $1.8 million, or 1.6%, from $114.2 million at December 31, 2012 to $116.0 million at June 30, 2013, primarily as a result of increased loan demand. Owner occupied one-to-four family loans increased by $4.9 million, or 6.6%, from $74.3 million at December 31, 2012 to $79.2 million at June 30, 2013 and residential construction loans decreased by $1.8 million, or 48.8%, from $3.7 million at December 31, 2012 to $1.9 million at June 30, 2013 due to five residential construction loans totaling $3.3 million converting to owner occupied one-to-four family loans during the period and originating four new construction loans during the period.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $4.9 million, or 27.0%, from $18.2 million at December 31, 2012 to $13.3 million at June 30, 2013 primarily as a result of a decrease in our deposits of $3.4 million. This decrease was the result of our strategy to be less aggressive on our certificate of deposit pricing due to weak loan demand, high liquidity and desire to decrease our cost of funds.

Securities. Our available-for-sale securities decreased by $909,000, or 4.9%, from $18.6 million at December 31, 2012 to $17.7 million at June 30, 2013. During the six months ended June 30, 2013 we sold securities totaling $5.2 million, purchased securities totaling $6.5 million, and had principal payments of $1.6 million on our securities. Our held-to-maturity securities decreased by $301,400, or 3.9%, from $7.6 million at December 31, 2012 to $7.3 million at June 30, 2013.

Deposits. Total deposits decreased by $3.4 million, from $119.0 million at December 31, 2012, to $115.6 million at June 30, 2013, primarily as a result of certificates of deposits maturing that had carried much higher interest rates, and depositors looking for a higher yield elsewhere than the current low interest rates we are offering on those products currently.

Borrowings. Total borrowings remained stable at $20.0 million at June 30, 2013 and December 31, 2012.

Stockholders’ Equity. Stockholders’ Equity decreased by $1.4 million, or 4.6%, from $29.3 million at December 31, 2012 to $27.9 million at June 30, 2013. $1.0 million of this decrease was due to the repurchase of 77,800 shares of the Company’s stock during the six months ended June 30, 2013, pursuant to the repurchase plan approved by the board of directors on May 8, 2012. As of June 30, 2013, the Company has completed the repurchase of all shares approved under that plan. $500,000 of the decrease was due to a change in accumulated other comprehensive (loss) income. As of December 31, 2012 we had accumulated other comprehensive income of $74,300 as compared to an accumulated other comprehensive loss of

$457,700 at June 30, 2013. This change is due to the sharp increase in long term rates that affect our available for sale investment portfolio. If interest rates were to continue to increase, we may experience additional increases in our accumulated other comprehensive loss.

Results of Operations for the Three Months Ended June 30, 2013 and 2012 (unaudited)

Overview. We had net income of $102,700 for the three months ended June 30, 2013, as compared to net income of $102,400 for the three months ended June 30, 2012. Net interest income decreased for the three months ended June 30, 2013 by $18,500, or 1.7%, from $1,100,500 for the three months ended June 30, 2012 to $1,082,000 for the three months ended June 30, 2013. Our provision for loan losses decreased by $138,000, or 131.2%, from $105,200 for the three months ended June 30, 2012 to a negative provision of $32,800 for the three months ended June 30, 2013. Non-interest income decreased $114,400, or 65.4%, for the three months ended June 30, 2013, from $174,900 for the three months ended June 30, 2012 to $60,500 for the three months ended June 30, 2013. Non-interest expense increased by $7,700, or 0.7%, for the three months ended June 30, 2013, from $1,031,800 for the three months ended June 30, 2012 to $1,039,500 for the three months ended June 30, 2013. Income tax expense decreased by $3,000, or 8.3%, from $36,000 for the three months ended June 30, 2012 to $33,000 for the three months ended June 30, 2013.

Net Interest Income. Net interest income decreased by $18,500, or 1.7%, from $1,100,500 for the three months ended June 30, 2012 to $1,082,000 for the three months ended June 30, 2013. The decrease in net interest income is primarily attributable to a lower level of interest earning assets and interest bearing liabilities. Our interest rate spread has improved from 2.39% for the three months ended June 30, 2012 to 2.54% for the three months ended June 30, 2013.

Interest on loans receivable, net decreased by $42,400, or 2.9%, from $1,443,000 for the three months ended June 30, 2012 to $1,400,600 for the three months ended June 30, 2013, due to a 37 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to market rates remaining at an historically low level. The average balance of loans receivable, net increased by $4.9 million, or 4.5%, from $110.0 million at June 30, 2012 to $114.9 million at June 30, 2013.

Interest on investment securities available-for-sale decreased by $85,400, or 46.6%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, as the result of an $8.1 million, or 30.3%, decrease in the average balance of investment securities available-for-sale and a 64 basis point decrease in the average yield. Interest on investment securities held-to-maturity decreased by $4,600, or 7.6%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, as the result of a $125,500, or 1.7%, decrease in the average balance of investment securities held-to-maturity and a 20 basis point decrease in the average yield.

Interest on cash and cash equivalents remained low by historical standards during the three months ended June 30, 2013 and 2012 due to the historically low prevailing market rates during those periods.

During the three months ended June 30, 2013, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates, lower average balances of these time deposits and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $87,600, or 20.8%, from $421,700 for the three months ended June 30, 2012, to $334,100 for the three months ended June 30, 2013, due to a 33 basis point decrease in the average cost of time deposits and a $2.8 million, or 3.0%, decrease in the average balance of time deposits. Interest on brokered deposits decreased by $1,000, or 21.5%, from $4,800 for the three months ended June 30, 2012, to $3,800 for the three months ended June 30, 2013, as the average balance of brokered deposits decreased from $1.3 million for the three months ended June 30, 2012 to $333,900 for the three months ended June 30, 2013. Interest on NOW and money market accounts decreased by $1,700, or 46.4%, from $3,600 for the three months ended June 30, 2012, to $1,900 for the three months ended June 30, 2013, due to a 12 basis point decrease in the average cost of NOW and money markets. Interest on passbook accounts decreased by $6,800, or 45.8%, from $14,800 for the three months ended June 30, 2012 to $8,000 for the three months ended June 30, 2013, due primarily to a 15 basis point decrease in the average cost of passbook accounts. The average balance of passbook accounts decreased during the three months ended June 30, 2013, from $17.1 million as of June 30, 2012 to $16.1 million as of June 30, 2013.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank advances, decreased by $18,100, or 10.6%, from $170,600 for three months ended June 30, 2012 to $152,500 for the three months ended June 30, 2013, due to a $2.5 million, or 11.1%, decrease in the average balance of other interest-bearing liabilities. At June 30, 2013 and December 31, 2012, we had $20.0 million of Federal Home Loan Bank advances, of which $15.0 million are long-term advances that carry large prepayment penalties. The remaining $5.0 million are long-term advances that do not carry large prepayment penalties.

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

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:

Interest-bearing deposits in other banks	$13,886,611	$9,242	.27%	$19,521,337	$9,333	.19%
Loans receivable, net (3)	114,916,452	1,400,556	4.88	109,985,155	1,443,007	5.25
Investment securities available-for-sale (1)	18,746,402	97,965	2.09	26,888,408	183,406	2.73
Investment securities held-to-maturity (2)	7,404,889	56,511	3.05	7,530,421	61,141	3.25
Other interest-earning assets	2,004,026	17,997	3.59	2,199,379	19,138	3.48

Total interest-earning assets	156,958,380	1,582,271	4.03	166,124,700	1,716,025	4.13

Noninterest-earning assets	9,346,681			8,874,354

Total assets	$166,305,061			$174,999,054

Liabilities and equity:
Time deposits	$91,467,199	$334,113	1.46%	$94,257,540	$421,736	1.79%
NOW and money market	6,502,117	1,937	.12	6,137,111	3,615	.24
Passbook	16,107,455	8,025	.20	17,087,598	14,807	.35
Brokered deposits	333,904	3,751	4.49	1,305,047	4,779	1.46
Federal Home Loan Bank advances	20,000,000	152,478	3.05	22,500,000	170,574	3.03

Total interest-bearing liabilities	134,410,675	500,304	1.49	141,287,296	615,511	1.74

Noninterest-bearing liabilities	3,601,419			3,409,844

Total liabilities	138,012,094			144,697,140

Total equity	28,292,967			30,301,914

Total liabilities and equity	$166,305,061			$174,999,054

Net interest income		$1,081,967			$1,100,514

Interest rate spread			2.54%			2.39%

Net interest margin			2.76%			2.65%

Ratio of average interest-earning assets to average interest-bearing liabilities			116.78%			117.58%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on nonaccrual status are included in average assets.

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

Our provision for loan losses decreased by $138,000 to a negative provision of $32,800 for the three months ended June 30, 2013 from $105,200 for the three months ended June 30, 2012, due mainly to a significant recovery on a land loan during the quarter. At June 30, 2013, the allowance for loan losses was $1.35 million, or 1.15%, of the total loan portfolio, as compared to $1.395 million, or 1.21%, of the total loan portfolio at December 31, 2012.

Non-accrual loans totaled $3.0 million at June 30, 2013 compared to $4.9 million at December 31, 2012. Net loan recoveries amounted to $32,800 during the three months ended June 30, 2013, compared to net loan charge-offs of $105,200 during the three months ended June 30, 2012. As of June 30, 2013, non-accrual loans included three troubled debt restructured loans totaling $1.4 million, sixteen owner occupied one-to-four family residential loans totaling $1.0 million, five non-owner occupied one-to-four family residential loans totaling $284,300 and three home equity lines of credit totaling $291,200. As of December 31, 2012, non-accrual loans included six troubled debt restructured loans totaling $3.3 million, twenty-one one-to-four family residential loans totaling $1.5 million and two home equity lines of credit totaling $92,100. The total decrease of $1.9 million in non-accrual loans is primarily due to three troubled debt restructured loans that had previously been on non-accrual status but are now accruing interest due to the borrowers abiding by the payment terms of the restructured loan for more than six months.

Impaired loans totaled $5.8 million at June 30, 2013 compared to $5.1 million at December 31, 2012. As of June 30, 2013, impaired loans included twenty-two one-to-four family owner-occupied residential loans totaling $5.0 million, five non-owner-occupied one-to-four family residential loans totaling $284,300, and four home equity line of credit loans totaling $508,000. Included in these are seven troubled debt restructured loans totaling $4.2 million. Of these seven troubled debt restructured loans, four loans totaling $2.8 million are on accrual status, while three loans totaling $1.4 million are on non-accrual status. As of December 31, 2012, impaired loans included twenty-one one-to-four family owner-occupied residential loans totaling $4.3 million, five non-owner-occupied one-to-four family residential loans totaling $367,700, four home equity line of credit loans totaling $318,100, and one land loan totaling $94,500. Included in these are seven troubled debt restructured loans totaling $3.5 million, all of which are on non-accrual status.

Other real estate owned totaled $1.8 million at June 30, 2013 compared to $1.7 million at December 31, 2012. Other real estate owned at June 30, 2013 and December 31, 2012 consisted of one luxury residential property that was a speculative construction loan (totaling $1.7 million at June 30, 2013 and $1.6 million at December 31, 2012) and one non-owner occupied property (totaling $45,100 at June 30, 2013 and $49,600 at December 31, 2012).

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At
	June 30, 2013	December 31, 2012
	(unaudited)
Nonaccrual loans:
Real estate loans:
Owner occupied one-to-four family	$2,411,981	$4,072,391
Non-owner occupied one-to-four family	284,289	367,743
Lines of credit	291,246	318,149
Commercial	0	0
Residential construction	0	0
Land	0	94,500
Commercial	0	0
Consumer	0	0

Total	$2,987,516	$4,852,783

Accruing loans past due 90 days or more	$0	$0

Total of nonaccrual loans and accruing loans 90 days Or more past due	$2,987,516	$4,852,783
Other real estate owned	1,755,162	1,660,364

Total nonperforming assets	$4,742,678	$6,513,147

Troubled debt restructurings	$4,164,262	$3,532,094

Troubled debt restructurings included in non-accrual loans	$(1,394,533)	$(3,272,611)

Troubled debt restructurings and total nonperforming assets	$7,512,407	$6,772,630

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	2.54%	4.20%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	1.80%	2.86%

Total nonperforming assets to total assets	2.86%	3.84%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended June 30,
	2013	2012

Allowance for loan losses at beginning of period	$1,350,000	$1,250,000
Charge-offs:
Real estate loans:
Owner occupied one-to four-family	23,413	49,350
Non-owner occupied one-to four-family	0	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	44,940
Land	0	20,585
Commercial	0	0
Consumer	0	0

Total charge-offs	23,413	114,875

Recoveries	56,249	9,641

Net (recoveries) charge-offs	(32,836)	105,234
Provision for loan losses	(32,836)	105,234

Allowance at end of period	$1,350,000	$1,250,000

Allowance for loan losses to total loans at the end of the period	1.15%	1.12%

Net charge-offs to average loans outstanding during the period	.03%	.10%

Noninterest Income. Total noninterest income decreased by $114,400, or 65.4%, from $174,900 for the three months ended June 30, 2012 to $60,500 for the three months ended June 30, 2013. The decrease was primarily due to a decrease of $114,100, or 100.0%, in the gain on sale of investments.

Noninterest Expenses. Total noninterest expenses increased by $7,700, or 0.7%, from $1,031,800 for the three months ended June 30, 2012 to $1,039,500 for the three months ended June 30, 2013. The increase primarily was attributable to an increase in other general and administrative expenses of $32,000, or 29.9%, due mainly to a large increase in advertising expense. This was offset by a decrease in legal fees of $27,700, or 37.4%.

Income Tax Expense. We recognized an income tax expense of $33,000 during the three months ended June 30, 2013, as compared to an income tax expense of $36,000 for the three months ended June 30, 2012.

Results of Operations for the Six Months Ended June 30, 2013 and 2012 (unaudited)

Overview. We had net income of $168,000 for the six months ended June 30, 2013, as compared to net income of $154,600 for the six months ended June 30, 2012. Net interest income decreased for the six months ended June 30, 2013 by $66,600, or 3.0%, from $2,225,500 for the six months ended June 30, 2012 to $2,158,900 for the six months ended June 30, 2013. Our provision for loan losses decreased by $190,100, or 106.7%, from $178,200 for the six months ended June 30, 2012 to a negative provision of $11,900 for the six months ended June 30, 2013. Non-interest income decreased $62,900, or 25.4%, for the six months ended June 30, 2013, from $248,100 for the six months ended June 30, 2012 to $185,200 for the six months ended June 30, 2013. Non-interest expense increased by $49,300, or 2.4%, for the six months ended June 30, 2013, from $2,094,900 for the six months ended June 30, 2012 to $2,144,200 for the six months ended June 30, 2013. Income tax expense decreased by $2,100, or 4.5%, from $45,800 for the six months ended June 30, 2012 to $43,700 for the six months ended June 30, 2013.

Net Interest Income. Net interest income decreased by $66,600, or 3.0%, from $2,225,500 for the six months ended June 30, 2012 to $2,158,900 for the six months ended June 30, 2013. The decrease in net interest income is primarily attributable to a lower level of interest earning assets and interest bearing liabilities. Our interest rate spread has improved from 2.40% for the six months ended June 30, 2012 to 2.52% for the six months ended June 30, 2013.

Interest on loans receivable, net decreased by $101,900, or 3.5%, from $2.9 million for the six months ended June 30, 2012 to $2.8 million for the six months ended June 30, 2013, due to a 30 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to market rates remaining at an historically low level. The average balance of loans receivable, net increased by $2.7 million, or 2.4%, from $111.3 million at June 30, 2012 to $114.0 million at June 30, 2013.

Interest on investment securities available-for-sale decreased by $182,300, or 47.3%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, as the result of a $10.3 million, or 35.3%, decrease in the average balance of investment securities available-for-sale and a 50 basis point decrease in the average yield. Interest on investment securities held-to-maturity decreased by $11,900, or 9.7%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, as the result of a $177,500, or 2.3%, decrease in the average balance of investment securities held-to-maturity and a 25 basis point decrease in the average yield.

Interest on cash and cash equivalents remained low by historical standards during the six months ended June 30, 2013 and 2012 due to the historically low prevailing market rates during those periods.

During the six months ended June 30, 2013, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates, lower average balances of these time deposits and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $168,500, or 19.6%, from $860,500 for the six months ended June 30, 2012, to $692,000 for the six months ended June 30, 2013, due to a 33 basis point decrease in the average cost of time deposits and a $1.9 million, or 2.0%, decrease in the average balance of time deposits. Interest on brokered deposits decreased by $2,100, or 22.2%, from $9,500 for the six months ended June 30, 2012, to $7,400 for the six months ended June 30, 2013, as the average balance of brokered deposits decreased from $1.5 million for the six months ended June 30, 2012 to $333,000 for the six months ended June 30, 2013. Interest on NOW and money market accounts decreased by $2,900, or 41.0%, from $7,100 for the six months ended June 30, 2012, to $4,200 for the six months ended June 30, 2013, due to a 10 basis point decrease in the average cost of NOW and money markets. Interest on passbook accounts decreased by $10,800, or 36.6%, from $29,500 for the six months ended June 30, 2012 to $18,700 for the six months ended June 30, 2013, due primarily to a 12 basis point decrease in the average cost of passbook accounts. The average balance of passbook accounts decreased during the six months ended June 30, 2013, from $17.1 million as of June 30, 2012 to $16.3 million as of June 30, 2013.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank advances, decreased by $39,300, or 11.6%, from $339,900 for the six months ended June 30, 2012 to $300,600 for the six months ended June 30, 2013, due to a $2.5 million, or 11.1%, decrease in the average balance of other interest-bearing liabilities. At June 30, 2013 and December 31, 2012, we had $20.0 million of Federal Home Loan Bank advances, of which $15.0 million are long-term advances that carry large prepayment penalties. The remaining $5.0 million are long-term advances that do not carry large prepayment penalties.

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

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:

Interest-bearing deposits in other banks	$15,482,676	$18,999	.25%	$16,333,100	$17,547	.21%
Loans receivable, net (3)	113,972,393	2,809,583	4.93	111,294,378	2,911,480	5.23
Investment securities available-for-sale (1)	18,836,331	202,909	2.15	29,120,810	385,198	2.65
Investment securities held-to-maturity (2)	7,470,555	111,095	2.97	7,648,073	123,003	3.22
Other interest-earning assets	2,026,286	39,239	3.87	2,210,737	34,870	3.15

Total interest-earning assets	157,788,241	3,181,825	4.03	166,607,098	3,472,098	4.17

Noninterest-earning assets	9,261,819			8,066,061

Total assets	$167,050,060			$174,673,159

Liabilities and equity:
Time deposits	$92,279,552	$691,954	1.50%	$94,140,854	$860,459	1.83%
NOW and money market	6,153,850	4,212	.14	6,029,583	7,143	.24
Passbook	16,325,132	18,747	.23	17,059,050	29,553	.35
Brokered deposits	332,999	7,433	4.46	1,548,627	9,558	1.23
Federal Home Loan Bank advances	20,000,000	300,591	3.01	22,500,000	339,928	3.02

Total interest-bearing liabilities	135,091,533	1,022,937	1.51	141,278,114	1,246,641	1.76

Noninterest-bearing liabilities	3,315,336			3,137,968

Total liabilities	138,406,869			144,416,082

Total equity	28,643,191			30,257,077

Total liabilities and equity	$167,050,060			$174,673,159

Net interest income		$2,158,888			$2,225,457

Interest rate spread			2.52%			2.40%

Net interest margin			2.74%			2.67%

Ratio of average interest-earning assets to average interest-bearing liabilities			116.80%			117.93%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on nonaccrual status are included in average assets.

Provision and Allowance for Loan Losses. We maintain an allowance at a level necessary to absorb management’s best estimate of probable loan losses in the portfolio. Management considers, among other factors, historical loss experience, type and amount of loans, borrower concentrations and current conditions of the economy. In addition, the allowance considers the level of loans which management monitors as a result of inconsistent repayment patterns a negative provision of.

Our provision for loan losses decreased by $190,100 to a negative provision of $11,900 for the six months ended June 30, 2013 from $178,200 for the six months ended June 30, 2012. At June 30, 2013, the allowance for loan losses was $1.35 million, or 1.15%, of the total loan portfolio, as compared to $1.395 million, or 1.21%, of the total loan portfolio at December 31, 2012.

Non-accrual loans totaled $3.0 million at June 30, 2013 compared to $4.9 million at December 31, 2012. Net loan charge-offs amounted to $33,100 during the six months ended June 30, 2013, compared to net loan charge-offs of $178,300 during the six months ended June 30, 2012. As of June 30, 2013, non-accrual loans included three troubled debt restructured loans totaling $1.4 million, sixteen owner occupied one-to-four family residential loans totaling $1.0 million, five non-owner occupied one-to-four family residential loans totaling $284,300 and three home equity lines of credit totaling $291,200. As of December 31, 2012, non-accrual loans included six troubled debt restructured loans totaling $3.3 million, twenty-one one-to-four family residential loans totaling $1.5 million and two home equity lines of credit totaling $92,100. The total decrease of $1.9 million in non-accrual loans is primarily due to three troubled debt restructured loans that had previously been on non-accrual status but are now accruing interest due to the borrowers abiding by the payment terms of the restructured loan for more than six months.

Impaired loans totaled $5.8 million at June 30, 2013 compared to $5.1 million at December 31, 2012. As of June 30, 2013, impaired loans included twenty-two one-to-four family owner-occupied residential loans totaling $5.0 million, five non-owner-occupied one-to-four family residential loans totaling $284,300, and four home equity line of credit loans totaling $508,000. Included in these are seven troubled debt restructured loans totaling $4.2 million. Of these seven troubled debt restructured loans, four loans totaling $2.8 million are on accrual status, while three loans totaling $1.4 million are on non-accrual status. As of December 31, 2012, impaired loans included twenty-one one-to-four family owner-occupied residential loans totaling $4.3 million, five non-owner-occupied one-to-four family residential loans totaling $367,700, four home equity line of credit loans totaling $318,100, and one land loan totaling $94,500. Included in these are seven troubled debt restructured loans totaling $3.5 million, all of which are on non-accrual status.

Other real estate owned totaled $1.8 million at June 30, 2013 compared to $1.7 million at December 31, 2012. Other real estate owned at June 30, 2013 and December 31, 2012 consisted of one luxury residential property that was a speculative construction loan (totaling $1.7 million at June 30, 2013 and $1.6 million at December 31, 2012) and one non-owner occupied property (totaling $45,100 at June 30, 2013 and $49,600 at December 31, 2012).

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At
	June 30, 2013	December 31, 2012
	(unaudited)
Nonaccrual loans:
Real estate loans:
Owner occupied one-to-four family	$2,411,981	$4,072,391
Non-owner occupied one-to-four family	284,289	367,743
Lines of credit	291,246	318,149
Commercial	0	0
Residential construction	0	0
Land	0	94,500
Commercial	0	0
Consumer	0	0

Total	$2,987,516	$4,852,783

Accruing loans past due 90 days or more	$0	$0

	At
	June 30, 2013	December 31, 2012
	(unaudited)

Total of nonaccrual loans and accruing loans 90 days Or more past due	$2,987,516	$4,852,783
Other real estate owned	1,755,162	1,660,364

Total nonperforming assets	$4,742,678	$6,513,147

Troubled debt restructurings	$4,164,262	$3,532,094

Troubled debt restructurings included in non-accrual loans	$(1,394,533)	$(3,272,611)

Troubled debt restructurings and total nonperforming assets	$7,512,407	$6,772,630

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	2.54%	4.20%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	1.80%	2.86%

Total nonperforming assets to total assets	2.86%	3.84%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2013	2012

Allowance for loan losses at beginning of period	$1,395,000	$1,250,000
Charge-offs:
Real estate loans:
Owner occupied one-to-four family	25,777	133,065
Non-owner occupied one-to-four family	66,079	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	44,940
Land	0	20,585
Commercial	0	0
Consumer	0	0

Total charge-offs	91,856	198,590

Recoveries	58,748	20,336

Net charge-offs	33,108	178,254
Provision for loan losses	(11,892)	178,254

Allowance at end of period	$1,350,000	$1,250,000

Allowance for loan losses to total loans at the end of the period	1.15%	1.12%

Net charge-offs to average loans outstanding during the period	.03%	.16%

Noninterest Income. Total noninterest income decreased by $62,900, or 25.4%, from $248,100 for the six months ended June 30, 2012 to $185,200 for the six months ended June 30, 2013. The decrease was primarily due to a decrease of $70,800, or 62.0%, in the gain on sale of investments.

Noninterest Expenses. Total noninterest expenses increased by $49,300, or 2.4%, from $2,094,900 for the six months ended June 30, 2012 to $2,144,200 for the six months ended June 30, 2013. The increase primarily was attributable to an increase in other general and administrative expenses of $75,400, or 34.0%, due mainly to a large increase in advertising expense. This was offset by a decrease in legal fees of $47,900, or 39.8%.

Income Tax Expense. We recognized an income tax expense of $43,800 during the six months ended June 30, 2013, as compared to an income tax expense of $45,800 for the six months ended June 30, 2012.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $13.3 million. Securities classified as available-for-sale, amounting to $17.7 million at June 30, 2013, provides an additional source of liquidity. In addition, at June 30, 2013, we had the ability to borrow a total of approximately $50.0 million from the Federal Home Loan Bank of Atlanta and had $20.0 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3.0 million line of credit with another bank, on which we had no outstanding balance at June 30, 2013.

Certificates of deposit due within one year of June 30, 2013 totaled $49.7 million, or 54.4%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For the three and six months ended June 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding stock repurchases during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)

April 1-30, 2013	20,000	$14.01	20,000	23,800
May 1-31, 2013	23,800	14.05	23,800	0
June 1-30, 2013	0	0	0	0
TOTAL	43,800

(1)	On May 8, 2012, Fraternity Community Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 158,700 shares, or 10%, of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

4.0	Form of Common Stock Certificate of Fraternity Community Bancorp, Inc. (1)

31.0	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certifications

101.0*	The following materials from Fraternity Community Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRATERNITY COMMUNITY BANCORP, INC.

August 13, 2013

	By:	/s/ Thomas K. Sterner
Thomas K. Sterner
Chairman of the Board, Chief Executive Officer and Chief Financial Officer