Form 10-Q
period 2013-09-30
Fraternity Community Bancorp Inc
filed 2013-11-12
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

As of November 8, 2013, the registrant had 1,416,123 shares of common stock issued and outstanding.

i

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

ASSETS

	September 30, 2013	December 31, 2012

Cash and cash equivalents:
Cash and due from banks	$1,106,232	$332,300
Interest-bearing deposits in other banks	12,251,033	17,845,981

Total cash and cash equivalents	13,357,265	18,178,281

Investment securities:
Available-for-sale - at fair value	16,964,550	18,574,693
Held-to-maturity - at amortized cost (fair value approximates $7,319,673 and $8,017,510, respectively)	7,271,657	7,645,942
Loans - net of allowance for loan losses of $1,501,000 (2013) and $1,395,000 (2012)	115,649,940	114,247,837
Other real estate owned	1,983,011	1,660,364
Property and equipment, net	975,081	809,602
Federal Home Loan Bank stock - at cost - restricted	1,103,700	1,163,000
Ground rents - net of valuation allowance of $44,703 (2013 and 2012)	832,243	844,743
Accrued interest receivable	559,658	529,117
Investment in bank-owned life insurance	4,650,558	4,526,979
Deferred income taxes	1,215,379	825,063
Other assets	656,691	697,618

TOTAL ASSETS	$165,219,733	$169,703,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$116,166,526	$118,981,316
Advances from the Federal Home Loan Bank	20,000,000	20,000,000
Advances by borrowers for taxes and insurance	837,149	706,124
Other liabilities	786,671	733,132

Total liabilities	137,790,346	140,420,572

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,426,123 shares at September 30, 2013, 1,506,100 shares at December 31, 2012	14,261	15,061
Additional paid in capital	12,577,044	13,965,375
Retained earnings - substantially restricted	16,362,772	16,285,930
Unearned ESOP shares	(978,650)	(1,058,000)
Accumulated other comprehensive (loss) income	(546,040)	74,301

Total stockholders’ equity	27,429,387	29,282,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,219,733	$169,703,239

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$1,421,045	$1,373,143	$4,228,071	$4,282,343
Other loans	1,386	1,119	3,943	3,400
Interest and dividends on investments and bank deposits	168,833	210,731	516,772	745,472
Income from ground rents owned	8,949	9,300	33,252	35,176

Total interest income	1,600,213	1,594,293	4,782,038	5,066,391

INTEREST EXPENSE:
Interest on deposits	328,296	440,962	1,050,642	1,347,675
Interest on borrowings - short term	7,184	18,436	16,289	65,268
Interest on borrowings - long term	148,158	148,158	439,644	441,254

Total interest expense	483,638	607,556	1,506,575	1,854,197

NET INTEREST INCOME	1,116,575	986,737	3,275,463	3,212,194
PROVISION FOR LOAN LOSSES	143,299	201,920	131,407	380,174

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	973,276	784,817	3,144,056	2,832,020

NON-INTEREST INCOME:
Gain on sale of investment securities	—	—	43,335	114,134
Income on bank-owned life insurance	42,056	43,564	123,579	128,311
Gain on sale of loans	—	33,407	50,126	60,196
Other income	5,909	3,768	16,103	26,168

Total non-interest income	47,965	80,739	233,143	328,809

NON-INTEREST EXPENSES:
Salaries and employee benefits	628,365	573,445	1,717,219	1,686,627
Occupancy expenses	138,398	127,033	408,290	373,888
Legal fees	60,962	39,735	133,278	159,913
Federal Deposit Insurance premiums	34,469	36,635	104,850	105,167
Accounting and auditing expense	39,450	33,842	124,645	101,072
Data processing expense	99,208	104,769	312,119	313,470
Directors fees	53,008	25,567	100,817	74,278
Other general and administrative expenses	153,537	117,587	450,413	339,098

Total non-interest expenses	1,207,397	1,058,613	3,351,631	3,153,513

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(186,156)	(193,057)	25,568	7,316
INCOME TAX BENEFIT	(95,027)	(101,834)	(51,274)	(56,028)

NET (LOSS) INCOME	$(91,129)	$(91,223)	$76,842	$63,344

(LOSS) EARNINGS PER COMMON SHARE - BASIC AND DILUTED	$(0.07)	$(0.06)	$0.06	$0.04

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

NET (LOSS) INCOME	$(91,129)	$(91,223)	$76,842	$63,344

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(147,330)	84,410	(990,567)	151,868
Less: income taxes on unrealized (losses) gains arising during the period	58,932	(33,764)	396,227	(60,747)

	(88,398)	50,646	(594,340)	91,121

Less: Reclassification adjustment for realized gains	—	—	(43,335)	(114,134)
Income taxes on reclassification adjustment	—	—	17,334	45,653

	—	—	(26,001)	(68,481)

OTHER COMPREHENSIVE (LOSS) INCOME	(88,398)	50,646	(620,341)	22,640

COMPREHENSIVE (LOSS) INCOME	$(179,527)	$(40,577)	$(543,499)	$85,984

See accompanying notes.

Fraternity Community Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, January 1, 2012	$15,870	$14,944,647	$16,170,684	$(1,163,800)	$149,288	$30,116,689

Net Income	0	0	63,344	0	0	63,344

Other Comprehensive Income	0	0	0	0	22,640	22,640

Common stock repurchased	(504)	(612,607)	0	0	0	(613,111)

ESOP shares released or committed for release	0	4,576	0	79,350	0	83,926

Balance, September 30, 2012	$15,366	$14,336,616	$16,234,028	$(1,084,450)	$171,928	$29,673,488

Balance, January 1, 2013	$15,061	$13,965,375	$16,285,930	$(1,058,000)	$74,301	$29,282,667

Net Income	0	0	76,842	0	0	76,842

Other Comprehensive Loss	0	0	0	0	(620,341)	(620,341)

Restricted Stock Awards, net of repurchases of $25,364	303	79,546	0	0	0	79,849

Common stock repurchased	(1,103)	(1,496,337)	0	0	0	(1,497,440)

ESOP shares released or committed for release	0	28,460	0	79,350	0	107,810

Balance, September 30, 2013	$14,261	$12,577,044	$16,362,772	$(978,650)	$(546,040)	$27,429,387

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,842	$63,344
Adjustments to reconcile net income provided by operating activities:
Depreciation	78,502	65,569
Gain on sale of available-for-sale securities	(43,335)	(114,134)
Gain on sale of loans	(50,126)	(60,196)
Origination of loans held for sale	(2,277,084)	(3,240,900)
Proceeds from sale of loans held for sale	2,327,210	3,301,096
Amortization/accretion of premium/discount	(93,699)	476,729
Increase in value of bank-owned life insurance	(123,579)	(128,311)
Restricted stock awards	105,213	0
Stock based compensation (ESOP)	107,810	83,926
Provision for loan losses	131,407	380,174
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	10,386	(62,230)
Other liabilities	53,539	(25,284)

Net cash provided by operating activities	303,086	739,783

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(1,754,959)	(413,327)
Redemption of ground rents	12,500	6,650
Acquisition of property and equipment	(243,981)	(134,786)
Improvements to other real estate owned	(101,198)	0
Purchase of:
Investment securities available-for-sale	(6,503,794)	(7,101,050)
Proceeds from:
Sales and maturities of investment securities available-for-sale	5,222,745	10,187,699
Principal paydowns on investment securities available-for-sale	2,081,760	3,650,960
Principal paydowns on investment securities held-to-maturity	310,094	427,892
Sale of Federal Home Loan Bank stock	59,300	31,000
Sale of other real estate owned	0	334,103

Net cash (used in) provided by investing activities	(917,533)	6,989,141

Fraternity Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(2,814,790)	(2,196,678)
Borrowings from the Federal Home Loan Bank	5,000,000	5,000,000
Repayments of Federal Home Loan Bank borrowings	(5,000,000)	(7,500,000)
Repurchase of common stock	(1,497,440)	(613,111)
Repurchase of common stock related to restricted stock awards	(25,364)	0
Increase in advances by borrowers for taxes and insurance	131,025	436

Net cash used in financing activities	(4,206,569)	(5,309,353)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,821,016)	2,419,571

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,178,281	14,923,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,357,265	$17,342,713

Cash paid for interest	$1,507,306	$1,854,533

Cash paid for taxes	$55,064	$0

Transfer of loans to other real estate owned	$221,449	$2,077,334

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS

ENDED SEPTEMBER 30, 2013 AND 2012

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts from prior period financial statements may have been reclassified to conform to the current period’s presentation.

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

Earnings per Common Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. Weighted average shares excludes unallocated ESOP shares. The Company has no dilutive or anti-dilutive potential common shares for the three or nine month periods ended September 30, 2013 or 2012.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Net Income	$(91,129)	$(91,223)	$76,842	$63,344

Weighted average common shares outstanding	1,336,714	1,453,158	1,352,398	1,466,069

Basic and diluted (loss)/ earnings per share	$(0.07)	$(0.06)	$0.06	$0.04

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$1,500,000	$0	$2,400	$1,497,600
Obligations of U.S. Government Agencies	5,997,603	0	613,278	5,384,325
Municipal Bonds	1,000,000	0	84,790	915,210
Mortgage-backed securities:
FNMA	6,147,731	37,987	177,135	6,008,583
GNMA	1,274,855	7,118	12,903	1,269,070
FHLMC	706,173	3,453	0	709,626
Federal Agency CMO	943,779	0	43,901	899,878
Private Label CMO	284,015	0	3,757	280,258

	$17,854,156	$48,558	$938,164	$16,964,550

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$1,049,310	$7,912	$32,320	$1,024,902
SBA Pools	1,448,641	0	59,238	1,389,403
Mortgage-backed securities:
FNMA	4,773,706	138,426	6,764	4,905,368

	$7,271,657	$146,338	$98,322	$7,319,673

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$2,498,684	$14,426	$4,140	$2,508,970
Obligations of U.S. Government Agencies	4,499,056	6,344	23,720	4,481,680
Mortgage-backed securities:
FNMA	3,559,558	70,278	131	3,629,705
GNMA	4,035,379	51,846	0	4,087,225
FHLMC	1,089,203	12,170	0	1,101,373
Federal Agency CMO	2,462,680	13,422	10,379	2,465,723
Private Label CMO	309,081	0	9,064	300,017

	$18,453,641	$168,486	$47,434	$18,574,693

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$1,059,606	$35,745	$6,122	$1,089,229
SBA Pools	1,740,011	19,718	22,375	1,737,354
Mortgage-backed securities:
FNMA	4,846,325	344,602	0	5,190,927

	$7,645,942	$400,065	$28,497	$8,017,510

The amortized cost and fair value of debt securities at September 30, 2013 and December 31, 2012 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	September 30, 2013
	Available-for-Sale
	Amortized Cost	Fair Value

Due in one year through five years	$1,508,639	$1,506,196
Due in five years through ten years	838,261	855,863
Due after ten years	15,507,256	14,602,491

	$17,854,156	$16,964,550

	September 30, 2013
	Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$3,734,765	$3,848,655
Due in five years through ten years	2,084,398	2,045,313
Due after ten years	1,452,494	1,425,705

	$7,271,657	$7,319,673

	December 31, 2012
	Available-for-Sale
	Amortized Cost	Fair Value

Due in less than one year	$998,684	$1,013,110
Due in one year through five years	1,503,651	1,499,464
Due in five years through ten years	1,159,145	1,183,221
Due after ten years	14,792,161	14,878,898

	$18,453,641	$18,574,693

	December 31, 2012
	Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$775,143	$752,769
Due in five years through ten years	5,361,792	5,700,271
Due after ten years	1,509,007	1,564,470

	$7,645,942	$8,017,510

The Bank recognized gross gains on sales of available-for-sale securities of $43,335 and $124,019 for the nine months ended September 30, 2013 and 2012, respectively. The Bank recognized gross losses on sales of available-for-sale securities of $0 and $9,885 for the nine months ended September 30, 2013 and 2012, respectively.

Securities with unrealized losses, segregated by length of impairment, as of September 30, 2013 and December 31, 2012 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2013
Available-for-sale:
Bank Notes and Corporate Bonds	$0	$0	$1,497,600	$2,400	$1,497,600	$2,400
Obligations of U.S. Government Agencies	5,384,325	613,278	0	0	5,384,325	613,278
Municipal Bonds	915,210	84,790	0	0	915,210	84,790
Mortgage-backed securities:
FNMA	4,064,624	177,080	2,938	55	4,067,562	177,135
GNMA	1,203,423	12,903	0	0	1,203,423	12,903
Federal Agency CMO	899,878	43,901	0	0	899,878	43,901
Private Label CMO	280,258	3,757	0	0	280,258	3,757

	$12,747,718	$935,709	$1,500,538	$2,455	$14,248,256	$938,164

Held-to-Maturity:
Municipal Bonds	$478,147	$32,320	$0	$0	$478,147	$32,320
Mortgage-backed securities:
FNMA	1,567,166	6,764	0	0	1,567,166	6,764
SBA Pools	878,951	34,700	510,452	24,538	1,389,403	59,238

	$2,924,264	$73,784	$510,452	$24,538	$3,434,716	$98,322

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2012
Available-for-sale:
Bank Notes and Corporate Bonds	$0	$0	$1,495,860	$4,140	$1,495,860	$4,140
Obligations of U.S. Government Agencies	2,476,280	23,720	0	0	2,476,280	23,720
Mortgage-backed securities:
FNMA	29,275	48	4,978	84	34,253	132
Federal Agency CMO	1,016,189	10,378	0	0	1,016,189	10,378
Private Label CMO	300,017	9,064	0	0	300,017	9,064

	$3,821,761	$43,210	$1,500,838	$4,224	$5,322,599	$47,434

Held-to-Maturity:
Municipal Bonds	$509,344	$6,122	$0	$0	$509,344	$6,122
SBA Pools	752,769	22,375	0	0	752,769	22,375

	$1,262,113	$28,497	$0	$0	$1,262,113	$28,497

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

Furthermore, as of September 30, 2013, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Bank’s consolidated income statement.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	September 30, 2013	December 31, 2012

Real Estate Loans:
Owner Occupied One-to-four family	$80,225,903	$74,318,470
Non Owner Occupied One-to-four family	11,877,697	12,350,230
Home Equity Lines of Credit	8,469,887	10,292,388
Commercial Real Estate	13,050,291	13,668,391
Residential Construction	2,749,178	3,694,508
Land	688,329	1,241,019

Total Real Estate Loans	117,061,285	115,565,006

Consumer Loans	76,382	61,152
Commercial Loans	13,273	16,679

Total Loans	117,150,940	115,642,837

Less:
Allowance for loan losses	(1,501,000)	(1,395,000)

Total loans and allowance for loan losses	$115,649,940	$114,247,837

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

Non Owner Occupied One-To-Four Family Real Estate Loans. This portfolio segment consists of loans secured by investment properties and represents a unique credit risk to us. As a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases, although we might accept a second mortgage where the combined loan-to-value ratio is low.

Home Equity Lines of Credit. This portfolio segment consists primarily of open end, second mortgage loans secured by one-to-four family residential properties. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as employment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

Residential Construction Loans. This portfolio segment includes construction loans to individuals and builders, primarily for the construction of residential properties. Construction financing generally involves greater risk than long-term financing on improved, owner-occupied real estate. Our portfolio consists of both construction/permanent loans to individuals for their principal residence as well as speculative construction loans to builders. Construction loans are underwritten on the basis of the estimated value of the property as completed. For our construction/permanent loans to individuals for their principal residence, repayment is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as employment levels. Repayment can also be impacted by changes in property values on residential properties. For our speculative construction loans to builders, repayment is primarily dependent on the cashflows of the builder and the success of the project. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long term financing.

Land Loans. This portfolio segment consists primarily of first mortgage loans on developed residential land. Land loans have a higher level of risk than loans for the purchase of existing homes since collateral values can only be estimated at the time the loan is approved.

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

The balance of impaired loans was $4,946,943 and $5,112,266 as of September 30, 2013 and December 31, 2012, respectively. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has deteriorated. All of our impaired loans are either a troubled debt restructuring or are on nonaccrual status.

Non-Performing/Past Due Loans - Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $2,182,996 and $4,852,783 at September 30, 2013 and December 31, 2012, respectively. There were no accruing loans that were more than 90 days past due at September 30, 2013 and December 31, 2012.

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

To establish the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon the previous eight quarters history. This rolling history is utilized so that we have the most current and relevant charge-off trend data. These charge-offs are segregated by loan segment and compared to their respective loan segment average balances for the same period in order to calculate the charge-off percentage. That calculation determines the required allowance for loan loss level. The Company then applies additional loss multipliers to the different segments of loans to reflect various environmental factors. For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments. As of September 30, 2013 there were seven loans totaling $4,152,977 classified as troubled debt restructurings. As of December 31, 2012, there were seven loans totaling $3,532,094 classified as troubled debt restructurings.

The following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses as of September 30, 2013 and December 31, 2012:

Credit Risk Analysis of Loans Receivable

As of September 30, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$78,234,646	$11,091,089	$8,088,449	$11,877,670	$2,749,178	$688,329	$76,382	$13,273	$112,819,016
Special Mention	458,988	517,319	0	0	0	0	0	0	976,307
Substandard	1,532,269	269,289	381,438	1,172,621	0	0	0	0	3,355,617

Total	$80,225,903	$11,877,697	$8,469,887	$13,050,291	$2,749,178	$688,329	$76,382	$13,273	$117,150,940

Credit risk profile based on payment activity:
Performing	$78,693,634	$11,608,408	$8,088,449	$13,050,291	$2,749,178	$688,329	$76,382	$13,273	$114,967,944
Nonperforming	1,532,269	269,289	381,438	0	0	0	0	0	2,182,996

Total	$80,225,903	$11,877,697	$8,469,887	$13,050,291	$2,749,178	$688,329	$76,382	$13,273	$117,150,940

Credit Risk Analysis of Loans Receivable

As of December 31, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$70,246,078	$11,460,323	$9,974,239	$12,480,780	$3,694,508	$1,146,519	$61,152	$16,679	$109,080,278
Special Mention	0	522,164	0	0	0	0	0	0	522,164
Substandard	4,072,392	367,743	318,149	1,187,611	0	94,500	0	0	6,040,395

Total	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Credit risk profile based on payment activity:
Performing	$70,246,079	$11,982,487	$9,974,239	$13,668,391	$3,694,508	$1,146,519	$61,152	$16,679	$110,790,054
Nonperforming	4,072,391	367,743	318,149	0	0	94,500	0	0	4,852,783

Total	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Aged Analysis of Past Due Loans Receivable

As of September 30, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$28,434	$442,497	$76,374	$0	$0	$0	$0	$0	$547,305
60-89 Days Past Due	6,459	0	90,192	0	0	0	0	0	96,651
Greater Than 90 Days Past Due	668,908	269,289	91,542	0	0	0	0	0	1,029,739

Total Past Due	703,801	711,786	258,108	0	0	0	0	0	1,673,695

Current	79,522,102	11,165,911	8,211,779	13,050,291	2,749,178	688,329	76,382	13,273	115,477,245

Total Loans Receivable	$80,225,903	$11,877,697	$8,469,887	$13,050,291	$2,749,178	$688,329	$76,382	$13,273	$117,150,940

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

Aged Analysis of Past Due Loans Receivable

As of December 31, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$158,522	$0	$90,192	$0	$0	$0	$0	$0	$248,714
60-89 Days Past Due	10,160	0	492,475	0	0	0	0	0	502,635
Greater Than 90 Days Past Due	1,040,634	367,743	92,109	0	0	94,500	0	0	1,594,986

Total Past Due	1,209,316	367,743	674,776	0	0	94,500	0	0	2,346,335
Current	73,109,154	11,982,487	9,617,612	13,668,391	3,694,508	1,146,519	61,152	16,679	113,296,502

Total Loans Receivable	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Three months ended:
September 30, 2013
Beginning Balance	$797,121	$266,468	$61,965	$170,490	$18,930	$14,223	$852	$250	$19,701	$1,350,000
Provision for loan losses	110,716	91,941	(3,892)	(39,987)	8,562	(5,619)	767	(59)	(19,130)	143,299
Charge-offs	0	0	0	0	0	0	0	0	0	0
Recoveries	3,702	3,000	999	0	0	0	0	0	0	7,701

Net recoveries (charge-offs)	3,702	3,000	999	0	0	0	0	0	0	7,701

Ending Balance	$911,539	$361,409	$59,072	$130,503	$27,492	$8,604	$1,619	$191	$571	$1,501,000

September 30, 2012
Beginning Balance	$646,175	$163,854	$70,890	$191,178	$32,968	$37,210	$1,003	$252	$106,470	$1,250,000
Provision for loan losses	196,002	108,913	2,896	(14,315)	10,196	328	617	(17)	(102,700)	201,920
Charge-offs	0	(59,847)	0	0	0	0	(88)	0	0	(59,935)
Recoveries	2,016	0	999	0	0	0	0	0	0	3,015

Net recoveries (charge-offs)	2,016	(59,847)	999	0	0	0	(88)	0	0	(56,920)

Ending Balance	$844,193	$212,920	$74,785	$176,863	$43,164	$37,538	$1,532	$235	$3,770	$1,395,000

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Nine months ended:
September 30, 2013
Beginning Balance	$810,892	$206,099	$74,807	$191,357	$36,945	$32,217	$868	$240	$41,575	$1,395,000
Provision for loan losses	120,222	218,389	(18,732)	(60,854)	(9,453)	(77,863)	751	(49)	(41,004)	131,407
Charge-offs	(25,777)	(66,079)	0	0	0	0	0	0	0	(91,856)

Recoveries	6,202	3,000	2,997	0	0	54,250	0	0	0	66,449

Net (charge-offs) recoveries	(19,575)	(63,079)	2,997	0	0	54,250	0	0	0	(25,407)

Ending Balance	$911,539	$361,409	$59,072	$130,503	$27,492	$8,604	$1,619	$191	$571	$1,501,000

September 30, 2012
Beginning Balance	$495,271	$77,051	$145,830	$190,767	$28,952	$120,372	$2,858	$1,008	$187,891	$1,250,000

Provision for loan losses	461,633	195,716	(74,042)	(13,904)	59,152	(62,249)	(1,238)	(773)	(184,121)	380,174
Charge-offs	(133,065)	(59,847)	0	0	(44,940)	(20,585)	(88)	0	0	(258,525)
Recoveries	20,354	0	2,997	0	0	0	0	0	0	23,351

Net (charge-offs) recoveries	(112,711)	(59,847)	2,997	0	(44,940)	(20,585)	(88)	0	0	(235,174)

Ending Balance	$844,193	$212,920	$74,785	$176,863	$43,164	$37,538	$1,532	$235	$3,770	$1,395,000

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of September 30, 2013, December 31, 2012 and September 30, 2012, detailed on the basis of the impairment methodology used by the Company.

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
September 30, 2013
Loans individually evaluated for impairment	$210,773	$64,234	$0	$0	$0	$0	$0	$0	$0	$275,007

Loans collectively evaluated for impairment	$700,766	$297,175	$59,072	$130,503	$27,492	$8,604	$1,619	$191	$571	$1,225,993

Balance at September 30, 2013	$911,539	$361,409	$59,072	$130,503	$27,492	$8,604	$1,619	$191	$571	$1,501,000

December 31, 2012
Loans individually evaluated for impairment	$189,862	$0	$0	$0	$0	$0	$0	$0	$0	$189,862

Loans collectively evaluated for impairment	$621,030	$206,099	$74,807	$191,357	$36,945	$32,217	$868	$240	$41,575	$1,205,138

Balance at December 31, 2012	$810,892	$206,099	$74,807	$191,357	$36,945	$32,217	$868	$240	$41,575	$1,395,000

September 30, 2012
Loans individually evaluated for impairment	$189,862	$0	$0	$0	$0	$0	$0	$0	$0	$189,862

Loans collectively evaluated for impairment	$654,331	$212,920	$74,785	$176,863	$43,164	$37,538	$1,532	$235	$3,770	$1,205,138

Balance at September 30, 2012	$844,193	$212,920	$74,785	$176,863	$43,164	$37,538	$1,532	$235	$3,770	$1,395,000

The Company’s recorded investment in loans as of September 30, 2013, December 31, 2012 and September 30, 2012 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the impairment methodology used by the Company was as follows:

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
September 30, 2013
Loans individually evaluated for impairment	$4,083,976	$269,289	$593,678	$0	$0	$0	$0	$0	$0	$4,946,943

Loans collectively evaluated for impairment	$76,141,927	$11,608,408	$7,876,209	$13,050,291	$2,749,178	$688,329	$76,382	$13,273	$0	$112,203,997

Balance at September 30, 2013	$80,225,903	$11,877,697	$8,469,887	$13,050,291	$2,749,178	$688,329	$76,382	$13,273	$0	$117,150,940

December 31, 2012
Loans individually evaluated for impairment	$4,331,874	$367,743	$318,149	$0	$0	$94,500	$0	$0	$0	$5,112,266

Loans collectively evaluated for impairment	$69,986,596	$11,982,487	$9,974,239	$13,668,391	$3,694,508	$1,146,519	$61,152	$16,679	$0	$110,530,571

Balance at December 31, 2012	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$0	$115,642,837

September 30, 2012
Loans individually evaluated for impairment	$4,118,893	$367,743	$330,262	$0	$0	$110,500	$0	$0	$0	$4,927,398

Loans collectively evaluated for impairment	$65,120,838	$12,379,058	$9,971,395	$12,633,089	$4,316,409	$1,804,696	$66,341	$16,326	$0	$106,308,152

Balance at September 30, 2012	$69,239,731	$12,746,801	$10,301,657	$12,633,089	$4,316,409	$1,915,196	$66,341	$16,326	$0	$111,235,550

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. Information with respect to nonperforming assets and troubled debt restructurings at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012

Non-Accrual Loans:
Owner-occupied one-to-four family	$1,532,269	$4,072,391
Non owner-occupied one-to-four family	269,289	367,743
Home Equity Lines of credit	381,438	318,149
Land	0	94,500

Total Non-Accrual Loans	2,182,996	4,852,783
Other Real Estate Owned, net	1,983,011	1,660,364
Loans 90 days or more past due and still accruing	0	0

Total Nonperforming Assets	$4,166,007	$6,513,147

Troubled Debt Restructurings	$4,152,977	$3,532,094

Troubled Debt Restructurings included In Non-Accrual Loans	$(1,389,030)	$(3,272,611)

Troubled Debt Restructurings and Total Nonperforming Assets	$6,929,954	$6,772,630

At September 30, 2013 and December 31, 2012, there were no loans 90 days past due or more and still accruing interest. At September 30, 2013, the Company had twenty three loans on non-accrual status with foregone interest in the amount of $156,579. At December 31, 2012, the Company had twenty nine loans on non-accrual status with foregone interest of $157,571.

Information on impaired loans for the nine months ended September 30, 2013 and year ended December 31, 2012 is as follows:

	As of September 30, 2013			As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no allowance recorded:
Owner Occupied one-to-four family residential	$1,044,973	$1,059,700	$0	$2,035,761	$2,040,518	$0
Non Owner Occupied one-to-four family residential	16,751	82,830	0	367,743	395,474	0

Home Equity Lines of Credit	593,678	593,678	0	318,149	318,149	0

Construction	0	0	0	0	0	0

Land	0	0	0	94,500	162,984	0

Total with no allowance	$1,655,402	$1,736,208	$0	$2,816,153	$2,917,125	$0

With an allowance recorded:
Owner Occupied one-to-four family residential	$3,039,002	$3,039,002	$210,773	$2,296,113	$2,296,113	$189,862
Non Owner Occupied one-to-four family residential	252,539	280,270	64,234	0	0	0

Total with an allowance	$3,291,541	$3,319,272	$275,007	$2,296,113	$2,296,113	$189,862

Grand total:
Owner Occupied one-to-four family residential	$4,083,975	$4,098,702	$210,773	$4,331,874	$4,336,631	$189,862
Non Owner Occupied one-to-four family residential	269,290	363,100	64,234	367,743	395,474	0

Home Equity Lines of Credit	593,678	593,678	0	318,149	318,149	0

Construction	0	0	0	0	0	0

Land	0	0	0	94,500	162,984	0

Grand total	$4,946,943	$5,055,480	$275,007	$5,112,266	$5,213,238	$189,862

Information on impaired loans for the three and nine months ended September 30, 2013 is as follows:

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Owner Occupied one-to-four family residential	$1,482,732	$4,400	$1,879,046	$13,866
Non Owner Occupied one-to-four family residential	150,520	0	199,082	0

Home Equity Lines of Credit	550,819	6,543	471,586	18,137

Construction	0	0	0	0

Land	0	0	31,000	0

Total with no allowance	$2,184,071	$10,943	$2,580,714	$32,003

With an allowance recorded:
Owner Occupied one-to-four family residential	$2,830,981	$43,772	$2,589,404	$66,793
Non Owner Occupied one-to-four family residential	94,153	0	62,768	0

Total with an allowance	$2,925,134	$43,772	$2,652,172	$66,793

Grand total:
Owner Occupied one-to-four family residential	$4,313,713	$48,172	$4,468,450	$80,659
Non Owner Occupied one-to-four family residential	244,673	0	261,850	0

Home Equity Lines of Credit	550,819	6,543	471,586	18,137

Construction	0	0	0	0

Land	0	0	31,000	0

Grand total	$5,109,205	$54,715	$5,232,886	$98,796

Information on impaired loans for the three and nine months ended September 30, 2012 is as follows:

	For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Owner Occupied one-to-four family residential	$1,880,741	$27,680	$1,720,291	$47,215
Non Owner Occupied one-to-four family residential	421,019	0	448,117	8,128

Home Equity Lines of Credit	326,894	3,564	274,807	11,086

Construction	0	0	782,599	0

Land	111,250	0	209,761	0

Total with no allowance	$2,739,904	$31,244	$3,435,575	$66,429

With an allowance recorded:
Owner Occupied one-to-four family residential	$1,148,056	$4,214	$574,028	$79,674

Total with an allowance	$1,148,056	$4,214	$574,028	$79,674

Grand total:
Owner Occupied one-to-four family residential	$3,028,797	$31,894	$2,294,319	$126,889
Non Owner Occupied one-to-four family residential	421,019	0	448,117	8,128

Home Equity Lines of Credit	326,894	3,564	274,807	11,086

Construction	0	0	782,599	0

Land	111,250	0	209,761	0

Grand total	$3,887,960	$35,458	$4,009,603	$146,103

The following table reflects impaired loans as of September 30, 2013 and December 31, 2012. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has deteriorated.

	September 30, 2013	December 31, 2012
Impaired performing loans:
Owner occupied one-to-four family	$0	$0
Non owner occupied one-to-four family	0	0
Home equity lines of credit	0	0
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one-to-four family	2,551,706	259,483
Non owner occupied one-to-four family	0	0
Home equity lines of credit	212,241	0
Commercial	0	0
Construction	0	0
Land	0	0

Total impaired performing loans	2,763,947	259,483

Impaired nonperforming loans (nonaccrual):
Owner occupied one-to-four family	143,239	1,120,320
Non owner occupied one-to-four family	269,289	367,743
Home equity lines of credit	381,438	92,109
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one-to-four family	1,389,030	2,952,071
Non owner occupied one-to-four family	0	0
Home equity lines of credit	0	226,040
Commercial	0	0
Construction	0	0
Land	0	94,500

Total impaired nonperforming loans (nonaccrual)	2,182,996	4,852,783

Total impaired loans	$4,946,943	$5,112,266

Loans may be periodically modified in a troubled debt restructuring (TDR), where the Company will make concessions to a borrower having financial difficulty to help the borrower remain current on the loan and/or to avoid foreclosure. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is generally recognized through a charge-off through the allowance, however, if a specific reserve has been established, impairment is recognized through the provision for loan losses. At September 30, 2013, we had seven loans that were restructured totaling $4,152,977. Six loans totaling

$3,940,736 were secured by owner-occupied one-to-four family residential properties, and one loan totaling $212,241 is a home equity line of credit. At December 31, 2012, we had seven loans totaling $3,532,094 that were restructured. Five loans totaling $3,211,554 were secured by owner-occupied one-to-four family residential properties, one loan totaling $94,500 is secured by a residential lot, and one loan totaling $226,040 is a home equity line of credit.

The following table is a summary of impaired loans that were modified due to a TDR by class for the three and nine months ended September 30, 2013 and 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts immediately after the modification:

Modifications for the Nine Months Ended September 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one-to-four family residential	1	$769,303	$748,393

Modifications for the Nine Months Ended September 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Home Equity Line of Credit	3	$2,526,977	$2,337,115

Modifications for the Three Months Ended September 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one-to-four family residential	0	$0	$0

Modifications for the Three Months Ended September 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Home Equity Line of Credit	2	$2,296,113	$2,106,251

The following table presents loans by loan class modified as TDR’s within the previous twelve months from, and for which there was a payment default (90 days or more past due) during the three and nine months ended September 30, 2013 and 2012:

Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

2	$646,141	2	$646,141

Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

0	$0	0	$0

4.	EMPLOYEE RETIREMENT PLANS

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the nine months ended September 30, 2013 and 2012 was $107,810 and $83,926, respectively.

A summary of ESOP shares at September 30, 2013 and 2012 is as follows:

	2013	2012

Shares committed for release and released and allocated	29,095	18,515

Unearned shares	97,865	108,445

Total ESOP shares	126,960	126,960

Fair Value of unearned shares	$1,345,644	$1,344,718

5.	RESTRICTED STOCK AWARDS

Restricted stock awards have been granted to officers and key employees of the Company. Restricted stock awards are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The Company grants restricted stock awards that typically vest over three years. Restricted stock awards are expensed over the vesting period. Shares of restricted stock are considered issued and outstanding shares of the Company at the grant date and have the same dividend and voting rights as other shares of common stock. During the nine months ended September 30, 2013 and 2012, the Company granted restricted stock awards in the amount of 33,000 and 0 shares, respectively. The amount recognized as compensation expense during the nine months ended September 30, 2013 and 2012 was $105,213 and $0, respectively, using $12.75 as a share price. 8,252 shares were immediately vested, and 24,748 shares remains to be recognized over the next three years. The amount of compensation expense still to be recognized as of September 30, 2013 is $315,537.

6.	REGULATORY MATTERS

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

As of September 30, 2013 and December 31, 2012 (the most recent notification from the OCC), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Bank’s capital position:

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of September 30, 2013:
Total Risk-Based Capital (to risk-weighted assets)	$25,037	27.10%	$9,239	10.0%
Tier I Capital (to risk-weighted assets)	$23,878	25.84%	$5,544	6.0%
Tier I Capital (to adjusted total assets)	$23,878	14.40%	$8,291	5.0%

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2012:
Total Risk-Based Capital (to risk-weighted assets)	$24,982	25.95%	$9,627	10.0%
Tier I Capital (to risk-weighted assets)	$23,776	24.70%	$5,776	6.0%
Tier I Capital (to adjusted total assets)	$23,776	14.02%	$8,479	5.0%

On May 8, 2012, the Company authorized the repurchase of up to 158,700 shares of its common stock. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares. As of September 30, 2013, there have been 158,700 shares repurchased by the Company, for an aggregate expenditure totaling $2,051,977, at an average price of $12.93.

On July 25, 2013, the Company authorized the repurchase of up to 142,830 shares of its common stock. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price and to provide a source of liquidity for the Company’s shares. As of September 30, 2013, there have been 32,500 shares repurchased by the Company, for an aggregate expenditure totaling $435,675, at an average price of $13.41.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	Net Unrealized Gain and Losses on Investment Securities	Net Unrealized Gain and Losses on Investment Securities	Net Unrealized Gain and Losses on Investment Securities	Net Unrealized Gain and Losses on Investment Securities

Beginning Balance	$(457,642)	$121,282	$74,301	$149,288

Other comprehensive (loss) income before reclassifications	(88,398)	50,646	(594,340)	91,121
Amounts reclassified from accumulated other comprehensive loss	0	0	(26,001)	(68,481)

Net current period other comprehensive (loss) income	(88,398)	50,646	(620,341)	22,640

Ending Balance	$(546,040)	$171,928	$(546,040)	$171,928

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented

Reclassification adjustment for realized gains	$(43,335)	$(114,134)	Non-Interest Income
	17,334	45,653	Income Tax Expense

Total Reclassification for the Period	$(26,001)	$(68,481)	Net of Tax

8.	FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s assets measured at fair value on a recurring basis:

	Fair Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$1,497,600	$0	$1,497,600	$0
Obligations of U.S. Government agencies	5,384,325	0	5,384,325	0
Municipal Bonds	915,210	0	915,210	0
FNMA	6,008,583	0	6,008,583	0
GNMA	1,269,070	0	1,269,070	0
FHLMC	709,626	0	709,626	0
Federal Agency CMO	899,878	0	899,878	0
Private label CMO	280,258	0	280,258	0

	$16,964,550	$0	$16,964,550	$0

Total assets measured at fair value	$16,964,550	$0	$16,964,550	$0

	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$2,508,970	$0	$2,508,970	$0
Obligations of U.S. Government agencies	4,481,680	0	4,481,680	0
FNMA	3,629,705	0	3,629,705	0
GNMA	4,087,225	0	4,087,225	0
FHLMC	1,101,373	0	1,101,373	0
Federal Agency CMO	2,465,723	0	2,465,723	0
Private label CMO	300,017	0	300,017	0

	$18,574,693	$0	$18,574,693	$0

Total assets measured at fair value	$18,574,693	$0	$18,574,693	$0

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

For assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at September 30, 2013	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Owner occupied one-to-four family	$3,873,203	$0	$3,873,203	$0
Non owner occupied one-to-four family	205,055	0	205,055	0
Home Equity Lines of Credit	593,678	0	593,678	0

	$4,671,936	$0	$4,671,936	$0

Other real estate owned:	$1,983,011	$0	$1,983,011	$0

	Fair Value at December 31, 2012	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Owner occupied one-to-four family	$4,142,012	$0	$4,142,012	$0
Non owner occupied one-to-four family	367,743	0	367,743	0
Home Equity Lines of Credit	318,149	0	318,149	0
Land	94,500	0	94,500	0

	$4,922,404	$0	$4,922,404	$0

Other real estate owned:	$1,660,364	$0	$1,660,364	$0

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

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments as of September 30, 2013 and December 31, 2012.

	September 30, 2013
		Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total
Assets:
Cash and cash equivalents	$13,357,265	$13,357,265	$0	$0	$13,357,265
Securities - available-for-sale	16,964,550	0	16,964,550	0	16,964,550
Securities - held-to-maturity	7,271,657	0	7,319,673	0	7,319,673
Loans, net of allowance	115,649,940	0	4,671,936	112,715,557	117,387,493
Federal Home Loan Bank stock	1,103,700	0	1,103,700	0	1,103,700
Investment in bank-owned life insurance	4,650,558	4,650,558	0	0	4,650,558

Liabilities:
Deposit accounts and advances by borrowers	117,003,675	0	0	117,557,950	117,557,950
Advances from the FHLB	20,000,000	0	0	20,567,323	20,567,323

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total
Assets:
Cash and cash equivalents	$18,178,281	$18,178,281	$0	$0	$18,178,281
Securities - available-for-sale	18,574,693	0	18,574,693	0	18,574,693
Securities - held-to-maturity	7,645,942	0	8,017,510	0	8,017,510
Loans, net of allowance	114,247,837	0	4,922,404	114,602,043	119,524,447
Federal Home Loan Bank stock	1,163,000	0	1,163,000	0	1,163,000
Investment in bank-owned life insurance	4,526,979	4,526,979	0	0	4,526,979

Liabilities:
Deposit accounts and advances by borrowers	119,687,440	0	0	120,305,935	120,305,935
Advances from the FHLB	20,000,000	0	0	20,805,808	20,805,808

	September 30, 2013	December 31, 2012

Off-Balance Sheet Instruments:
Commitments to extend credit	$300,000	$1,093,450
Unused lines of credit	$10,176,294	$10,191,076

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

(g) Advances from the FHLB - Fair values are estimated by discounting carrying values using a cash flow approach based on market rates as of September 30, 2013 and December 31, 2012.

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

10.	RECENT ACCOUNTING PRONOUNCEMENTS

ASU 20 12-02, “ Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Assets. At September 30, 2013, total assets decreased by $4.5 million to $165.2 million at September 30, 2013 from $169.7 million at December 31, 2012. The decrease in assets for the nine months ended September 30, 2013 was due mainly to a $4.8 million decrease in cash and cash equivalents from $18.2 million at December 31, 2012 to $13.4 million at September 30, 2013. Offsetting this was an increase of $1.4 million in loans receivable, net, from $114.2 million at December 31, 2012 to $115.6 million at September 30, 2013. Other real estate owned increased from $1.7 million at December 31, 2012 to $2.0 million at September 30, 2013.

Loans. Net loans receivable increased by $1.4 million, or 1.2%, from $114.2 million at December 31, 2012 to $115.6 million at September 30, 2013, primarily as a result of increased loan demand. Owner occupied one-to-four family loans increased by $5.9 million, or 7.9%, from $74.3 million at December 31, 2012 to $80.2 million at September 30, 2013 and residential construction loans decreased by $945,000, or 25.6%, from $3.7 million at December 31, 2012 to $2.7 million at September 30, 2013 due to six residential construction loans totaling $3.5 million converting to owner occupied one-to-four family loans during the period and originating five new construction loans during the period.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $4.8 million, or 26.5%, from $18.2 million at December 31, 2012 to $13.4 million at September 30, 2013 primarily as a result of a decrease in our deposits of $2.8 million. This decrease was the result of our strategy to be less aggressive on our certificate of deposit pricing due to weak loan demand, high liquidity and desire to decrease our cost of funds.

Securities. Our available-for-sale securities decreased by $1.6 million, or 8.7%, from $18.6 million at December 31, 2012 to $17.0 million at September 30, 2013. During the nine months ended September 30, 2013 we sold securities totaling $5.2 million, purchased securities totaling $6.5 million, and had principal payments of $2.4 million on our securities. Our held-to-maturity securities decreased by $374,300, or 4.9%, from $7.6 million at December 31, 2012 to $7.3 million at September 30, 2013.

Deposits. Total deposits decreased by $2.8 million, from $119.0 million at December 31, 2012, to $116.2 million at September 30, 2013, primarily as a result of certificates of deposits maturing that had carried much higher interest rates, and depositors looking for a higher yield elsewhere than the current low interest rates we are offering on those products currently.

Borrowings. Total borrowings remained stable at $20.0 million at September 30, 2013 and December 31, 2012.

Stockholders’ Equity. Stockholders’ Equity decreased by $1.9 million, or 6.3%, from $29.3 million at December 31, 2012 to $27.4 million at September 30, 2013. $1.5 million of this decrease was due to the repurchase of 110,300 shares of the Company’s stock during the nine months ended September 30, 2013, pursuant to the repurchase plan approved by the board of directors on May 8, 2012 and July 25, 2013. As of September 30, 2013,

the Company has completed the repurchase of all shares approved under the May 8, 2012 plan, and the Company has repurchased 32,500 shares approved under the July 25, 2013 plan. $620,300 of the decrease was due to a change in accumulated other comprehensive (loss) income. As of December 31, 2012 we had accumulated other comprehensive income of $74,300 as compared to an accumulated other comprehensive loss of $546,000 at September 30, 2013. This change is due to the sharp increase in long term rates that affect our available for sale investment portfolio. If interest rates were to continue to increase, we may experience additional increases in our accumulated other comprehensive loss.

Results of Operations for the Three Months Ended September 30, 2013 and 2012 (unaudited)

Overview. We had a net loss of $91,100 for the three months ended September 30, 2013, as compared to a net loss of $91,200 for the three months ended September 30, 2012. Net interest income increased for the three months ended September 30, 2013 by $129,800, or 13.2%, from $986,700 for the three months ended September 30, 2012 to $1,116,500 for the three months ended September 30, 2013. Our provision for loan losses decreased by $58,600, or 29.0%, from $201,900 for the three months ended September 30, 2012 to $143,300 for the three months ended September 30, 2013. Non-interest income decreased by $32,700, or 40.6%, for the three months ended September 30, 2013, from $80,700 for the three months ended September 30, 2012 to $48,000 for the three months ended September 30, 2013. Non-interest expense increased by $148,800, or 14.1%, for the three months ended September 30, 2013, from $1,058,600 for the three months ended September 30, 2012 to $1,207,400 for the three months ended September 30, 2013. Income tax benefit decreased by $6,800, or 6.7%, from $101,800 for the three months ended September 30, 2012 to $95,000 for the three months ended September 30, 2013.

Net Interest Income. Net interest income increased by $129,800, or 13.2%, from $986,700 for the three months ended September 30, 2012 to $1,116,500 for the three months ended September 30, 2013. The increase in net interest income is primarily attributable to a lower level of interest earning assets and interest bearing liabilities. Our interest rate spread has improved from 2.16% for the three months ended September 30, 2012 to 2.72% for the three months ended September 30, 2013, primarily due to a 39 basis point decrease in the average cost of time deposits and an $8.6 million decrease in the average balance of interest bearing deposits in other banks.

Interest on loans receivable, net increased by $48,100, or 3.5%, from $1,374,300 for the three months ended September 30, 2012 to $1,422,400 for the three months ended September 30, 2013, despite a 13 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to market rates remaining at an historically low level. The average balance of loans receivable, net increased by $7.0 million, or 6.4%, from $109.4 million at September 30, 2012 to $116.4 million at September 30, 2013.

Interest on investment securities available-for-sale decreased by $32,600, or 24.7%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, as the result of an $8.0 million, or 31.8%, decrease in the average balance of investment securities available-for-sale, offset in part by a 22 basis point increase in the average yield. Interest on investment securities held-to-maturity decreased by $4,000, or 7.0%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, as the result of a $72,500, or 1.0%, decrease in the average balance of investment securities held-to-maturity and a 19 basis point decrease in the average yield.

Interest on cash and cash equivalents remained low by historical standards during the three months ended September 30, 2013 and 2012 due to the historically low prevailing market rates during those periods.

During the three months ended September 30, 2013, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates, lower average balances of these time deposits and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $103,300, or 24.6%, from $419,500 for the three months ended September 30, 2012, to $316,200 for the three months ended September 30, 2013, due to a 39 basis point decrease in the average cost of time deposits and a $3.3 million, or 3.5%, decrease in the average balance of time deposits. Interest on brokered deposits increased by $100, or 2.0%, from $3,700 for the three months ended September 30, 2012, to $3,800 for the three months ended September 30, 2013, as the average balance of brokered deposits increased from $328,500 for the three months ended September 30, 2012 to $335,800 for the three months ended September 30, 2013. Interest on NOW and money market accounts decreased by $1,800, or 49.9%, from $3,600 for the three months ended September 30, 2012, to $1,800 for the three months ended September 30, 2013, due to a 12 basis point decrease in the average cost of NOW and money markets. Interest on passbook accounts decreased by $7,700, or 54.3%, from $14,100 for the three months ended September 30, 2012 to $6,500 for the three months ended September 30, 2013, due primarily to a 17 basis point decrease in the average cost of passbook accounts. The average balance of passbook accounts decreased during the three months ended September 30, 2013, from $16.6 million as of September 30, 2012 to $15.0 million as of September 30, 2013.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank advances, decreased by $11,300, or 6.8%, from $166,600 for three months ended September 30, 2012 to $155,300 for the three months ended September 30, 2013, due to a $1.7 million, or 7.7%, decrease in the average balance of other interest-bearing liabilities. At September 30, 2013 and December 31, 2012, we had $20.0 million of Federal Home Loan Bank advances, of which $15.0 million are long-term advances that carry large prepayment penalties. The remaining $5.0 million are long-term advances that do not carry large prepayment penalties.

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

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:

Interest-bearing deposits in other banks	$10,848,901	$7,933	.29%	$19,483,978	$11,483	.24%
Loans receivable, net (3)	116,446,775	1,422,430	4.89	109,438,408	1,374,263	5.02
Investment securities available-for-sale (1)	17,030,030	99,225	2.33	24,981,506	131,787	2.11
Investment securities held-to-maturity (2)	7,295,729	54,089	2.97	7,368,315	58,138	3.16
Other interest-earning assets	1,998,209	16,536	3.31	2,188,412	18,622	3.40

Total interest-earning assets	153,619,644	1,600,213	4.17	163,460,619	1,594,293	3.90

Noninterest-earning assets	9,880,562			8,945,391

Total assets	$163,500,206			$172,406,010

Liabilities and equity:
Time deposits	$91,525,081	$316,234	1.38%	$94,852,608	$419,515	1.77%
NOW and money market	6,099,206	1,795	.12	6,031,856	3,580	.24
Passbook	15,001,955	6,465	.17	16,627,077	14,140	.34
Brokered deposits	335,759	3,802	4.53	328,513	3,727	4.54
Federal Home Loan Bank advances	20,000,000	155,342	3.11	21,666,667	166,594	3.08

Total interest-bearing liabilities	132,962,001	483,638	1.45	139,506,721	607,556	1.74

Noninterest-bearing liabilities	2,889,333			2,856,876

Total liabilities	135,851,334			142,363,597

Total equity	27,648,872			30,042,413

Total liabilities and equity	$163,500,206			$172,406,010

Net interest income		$1,116,575			$986,737

Interest rate spread			2.72%			2.16%

Net interest margin			2.91%			2.41%

Ratio of average interest-earning assets to average interest-bearing liabilities			115.54%			117.17%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on nonaccrual status are included in average assets.

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

Our provision for loan losses decreased by $58,600 to $143,300 for the three months ended September 30, 2013 from $201,900 for the three months ended September 30, 2012. At September 30, 2013, the allowance for loan losses was $1.501 million, or 1.28%, of the total loan portfolio, as compared to $1.395 million, or 1.21%, of the total loan portfolio at December 31, 2012.

Non-accrual loans totaled $2.2 million at September 30, 2013 compared to $4.9 million at December 31, 2012. Net loan recoveries amounted to $7,700 during the three months ended September 30, 2013, compared to net loan charge-offs of $56,900 during the three months ended September 30, 2012. As of September 30, 2013, non-accrual loans included three troubled debt restructured loans totaling $1.4 million, 11 owner occupied one-to-four family residential loans totaling $143,200, five non-owner occupied one-to-four family residential loans totaling $269,300 and four home equity lines of credit totaling $381,400. As of December 31, 2012, non-accrual loans included six troubled debt restructured loans totaling $3.3 million, 21 one-to-four family residential loans totaling $1.5 million and two home equity lines of credit totaling $92,100. The total decrease of $2.7 million in non-accrual loans is primarily due to three troubled debt restructured loans that had previously been on non-accrual status but are now accruing interest due to the borrowers abiding by the payment terms of the restructured loan for more than six months.

Impaired loans totaled $4.9 million at September 30, 2013 compared to $5.1 million at December 31, 2012. As of September 30, 2013, impaired loans included 17 one-to-four family owner-occupied residential loans totaling $4.1 million, five non-owner-occupied one-to-four family residential loans totaling $269,300, and five home equity line of credit loans totaling $593,700. Included in these are seven troubled debt restructured loans totaling $4.2 million. Of these seven troubled debt restructured loans, four loans totaling $2.8 million are on accrual status, while three loans totaling $1.4 million are on non-accrual status. As of December 31, 2012, impaired loans included 21one-to-four family owner-occupied residential loans totaling $4.3 million, five non-owner-occupied one-to-four family residential loans totaling $367,700, four home equity line of credit loans totaling $318,100, and one land loan totaling $94,500. Included in these were seven troubled debt restructured loans totaling $3.5 million, all of which were on non-accrual status.

Other real estate owned totaled $2.0 million at September 30, 2013 compared to $1.7 million at December 31, 2012. Other real estate owned at September 30, 2013 consisted of one luxury residential property that was a speculative construction loan totaling $1.7 million, one non-owner occupied property totaling $45,100, and one owner-occupied property totaling $221,400. Other real estate owned at December 31, 2012 consisted of one luxury residential property that was a speculative construction loan totaling $1.6 million and one non-owner occupied property totaling $49,600.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

The following table provides information with respect to our nonperforming assets as of the dates indicated:

	September 30, 2013	December 31, 2012
	(unaudited)
Nonaccrual loans:
Real estate loans:
Owner occupied one-to-four family	$1,532,269	$4,072,391
Non-owner occupied one-to-four family	269,289	367,743
Lines of credit	381,438	318,149
Commercial	0	0
Residential construction	0	0
Land	0	94,500
Commercial	0	0
Consumer	0	0

Total	$2,182,996	$4,852,783

	September 30, 2013	December 31, 2012
	(unaudited)

Accruing loans past due 90 days or more	$0	$0

Total of nonaccrual loans and accruing loans 90 days or more past due	$2,182,996	$4,852,783
Other real estate owned	1,983,011	1,660,364

Total nonperforming assets	$4,166,007	$6,513,147

Troubled debt restructurings	$4,152,977	$3,532,094

Troubled debt restructurings included in non-accrual loans	$(1,389,030)	$(3,272,611)

Troubled debt restructurings and total nonperforming assets	$6,929,954	$6,772,630

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	1.86%	4.20%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	1.32%	2.86%

Total nonperforming assets to total assets	2.52%	3.84%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended September 30,
	2013	2012

Allowance for loan losses at beginning of period	$1,350,000	$1,250,000
Charge-offs:
Real estate loans:
Owner occupied one-to four-family	0	0
Non-owner occupied one-to four-family	0	59,847
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	88

Total charge-offs	0	59,935

Recoveries	7,701	3,015

Net (recoveries) charge-offs	(7,701)	56,920
Provision for loan losses	143,299	201,920

Allowance at end of period	$1,501,000	$1,395,000

Allowance for loan losses to total loans at the end of the period	1.28%	1.21%

Net charge-offs to average loans outstanding during the period	(.01)%	.05%

Noninterest Income. Total noninterest income decreased by $32,700, or 40.6%, from $80,700 for the three months ended September 30, 2012 to $48,000 for the three months ended September 30, 2013. The decrease was primarily due to a decrease of $33,400, or 100.0%, in the gain on sale of loans.

Noninterest Expenses. Total noninterest expenses increased by $148,800, or 14.1%, from $1,058,600 for the three months ended September 30, 2012 to $1,207,400 for the three months ended September 30, 2013. The increase primarily was attributable to an increase in salaries and employee benefits expense of $54,900, or 9.6%, an increase in directors fees of $27,400, or 107.3%, an increase in legal fees of $21,200, or 53.4%, and an increase in other general and administrative expenses of $36,000, or 30.6%, due mainly to a large increase in advertising expense.

Income Tax Expense. We recognized an income tax benefit of $95,000 during the three months ended September 30, 2013, as compared to an income tax benefit of $101,800 for the three months ended September 30, 2012.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012 (unaudited)

Overview. We had net income of $76,800 for the nine months ended September 30, 2013, as compared to net income of $63,300 for the nine months ended September 30, 2012. Net interest income increased for the nine months ended September 30, 2013 by $63,300, or 2.0%, from $3,212,200 for the nine months ended September 30, 2012 to $3,275,500 for the nine months ended September 30, 2013. Our provision for loan losses decreased by $248,800, or 65.4%, from $380,200 for the nine months ended September 30, 2012 to $131,400 for the nine months ended September 30, 2013. Non-interest income decreased by $95,700, or 29.1%, for the nine months ended September 30, 2013, from $328,800 for the nine months ended September 30, 2012 to $233,100 for the nine months ended September 30, 2013. Non-interest expense increased by $198,100, or 6.3%, for the nine months ended September 30, 2013, from $3,153,500 for the nine months ended September 30, 2012 to $3,351,600 for the nine months ended September 30, 2013. Income tax benefit decreased by $4,700, or 8.5%, from $56,000 for the nine months ended September 30, 2012 to $51,300 for the nine months ended September 30, 2013.

Net Interest Income. Net interest income increased by $63,300, or 2.0%, from $3,212,200 for the nine months ended September 30, 2012 to $3,275,500 for the nine months ended September 30, 2013. The increase in net interest income is primarily attributable to lower interest rates being paid on interest bearing liabilities. Our interest rate spread has improved from 2.32% for the nine months ended September 30, 2012 to 2.58% for the nine months ended September 30, 2013.

Interest on loans receivable, net decreased by $53,700, or 1.3%, from $4.3 million for the nine months ended September 30, 2012 to $4.2 million for the nine months ended September 30, 2013, due to a 24 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to market rates remaining at an historically low level. The average balance of loans receivable, net increased by $4.1 million, or 3.7%, from $110.7 million at September 30, 2012 to $114.8 million at September 30, 2013.

Interest on investment securities available-for-sale decreased by $214,900, or 41.6%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, as the result of a $9.5 million, or 34.3%, decrease in the average balance of investment securities available-for-sale and a 27 basis point decrease in the average yield. Interest on investment securities held-to-maturity decreased by $16,000, or 8.8%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, as the result of a $142,500, or 1.9%, decrease in the average balance of investment securities held-to-maturity and a 23 basis point decrease in the average yield.

Interest on cash and cash equivalents remained low by historical standards during the nine months ended September 30, 2013 and 2012 due to the historically low prevailing market rates during those periods.

During the nine months ended September 30, 2013, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates, lower average balances of these time deposits and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $271,800, or 21.2%, from $1.3 million for the nine months ended September 30, 2012, to $1.0 million for the nine months ended September 30, 2013, due to a 35 basis point decrease in the average cost of time deposits and a $2.4 million, or 2.5%, decrease in the average balance of time deposits. Interest on brokered deposits decreased by $2,100, or 15.4%, from $13,300 for the nine months ended September 30, 2012, to $11,200 for the nine months ended September 30, 2013, as the average balance of brokered deposits decreased from $1.1 million for the nine months ended September 30, 2012 to $333,900 for the nine months ended September 30, 2013. Interest on NOW and money market accounts decreased by $4,700, or 44.0%, from $10,700 for the nine months ended September 30, 2012, to $6,000 for the nine months ended September 30, 2013, due to an 11 basis point decrease in the average cost of NOW and money markets. Interest on passbook accounts decreased by $18,500, or 42.3%, from $43,700 for the nine months ended September 30, 2012 to $25,200 for the nine months ended September 30, 2013, due primarily to a 13 basis point decrease in the average cost of passbook accounts. The average balance of passbook accounts decreased during the nine months ended September 30, 2013, from $16.9 million as of September 30, 2012 to $15.9 million as of September 30, 2013.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank advances, decreased by $50,600, or 10.0%, from $506,500 for the nine months ended September 30, 2012 to $455,900 for the nine months ended September 30, 2013, due to a $2.2 million, or 10.0%, decrease in the average balance of other interest-bearing liabilities. At September 30, 2013 and December 31, 2012, we had $20.0 million of Federal Home Loan Bank advances, of which $15.0 million are long-term advances that carry large prepayment penalties. The remaining $5.0 million are long-term advances that do not carry large prepayment penalties.

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

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:

Interest-bearing deposits in other banks	$13,938,084	$26,931	.26%	$17,383,393	$29,030	.22%
Loans receivable, net (3)	114,797,187	4,232,014	4.92	110,675,721	4,285,743	5.16
Investment securities available-for-sale (1)	18,234,231	302,133	2.21	27,741,042	516,985	2.48
Investment securities held-to-maturity (2)	7,412,279	165,185	2.97	7,554,820	181,141	3.20
Other interest-earning assets	2,016,927	55,775	3.69	2,203,296	53,491	3.24

Total interest-earning assets	156,398,708	4,782,038	4.08	165,558,272	5,066,390	4.08

Noninterest-earning assets	9,468,067			8,359,171

Total assets	$165,866,775			$173,917,443

Liabilities and equity:
Time deposits	$92,028,062	$1,008,188	1.46%	$94,378,106	$1,279,973	1.81%
NOW and money market	6,135,635	6,008	.13	6,030,341	10,723	.24
Passbook	15,884,073	25,212	.21	16,915,059	43,693	.34
Brokered deposits	333,919	11,235	4.49	1,141,922	13,285	1.55
Federal Home Loan Bank advances	20,000,000	455,932	3.04	22,222,222	506,522	3.04

Total interest-bearing liabilities	134,381,689	1,506,575	1.49	140,687,650	1,854,196	1.76

Noninterest-bearing liabilities	3,173,335			3,044,271

Total liabilities	137,555,024			143,731,921

Total equity	28,311,751			30,185,522

Total liabilities and equity	$165,866,775			$173,917,443

Net interest income		$3,275,463			$3,212,194

Interest rate spread			2.58%			2.32%

Net interest margin			2.79%			2.59%

Ratio of average interest-earning assets to average interest-bearing liabilities			116.38%			117.68%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on nonaccrual status are included in average assets.

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

Our provision for loan losses decreased by $248,800 to $131,400 for the nine months ended September 30, 2013 from $380,200 for the nine months ended September 30, 2012. At September 30, 2013, the allowance for loan losses was $1.501 million, or 1.28%, of the total loan portfolio, as compared to $1.395 million, or 1.21%, of the total loan portfolio at December 31, 2012.

Non-accrual loans totaled $2.2 million at September 30, 2013 compared to $4.9 million at December 31, 2012. Net loan charge-offs amounted to $25,400 during the nine months ended September 30, 2013, compared to net loan charge-offs of $235,200 during the nine months ended September 30, 2012. As of September 30, 2013, non-accrual loans included three troubled debt restructured loans totaling $1.4 million, 11 owner occupied one-to-four family residential loans totaling $143,200, five non-owner occupied one-to-four family residential loans totaling $269,300 and four home equity lines of credit totaling $381,400. As of December 31, 2012, non-accrual loans included six troubled debt restructured loans totaling $3.3 million, 21 one-to-four family residential loans totaling $1.5 million and two home equity lines of credit totaling $92,100. The total decrease of $2.7 million in non-accrual loans is primarily due to three troubled debt restructured loans that had previously been on non-accrual status but are now accruing interest due to the borrowers abiding by the payment terms of the restructured loan for more than six months.

Impaired loans totaled $4.9 million at September 30, 2013 compared to $5.1 million at December 31, 2012. As of September 30, 2013, impaired loans included 17 one-to-four family owner-occupied residential loans totaling $4.1 million, five non-owner-occupied one-to-four family residential loans totaling $269,300, and five home equity line of credit loans totaling $593,700. Included in these are seven troubled debt restructured loans totaling $4.2 million. Of these seven troubled debt restructured loans, four loans totaling $2.8 million are on accrual status, while three loans totaling $1.4 million are on non-accrual status. As of December 31, 2012, impaired loans included 21 one-to-four family owner-occupied residential loans totaling $4.3 million, five non-owner-occupied one-to-four family residential loans totaling $367,700, four home equity line of credit loans totaling $318,100, and one land loan totaling $94,500. Included in these were seven troubled debt restructured loans totaling $3.5 million, all of which were on non-accrual status.

Other real estate owned totaled $2.0 million at September 30, 2013 compared to $1.7 million at December 31, 2012. Other real estate owned at September 30, 2013 consisted of one luxury residential property that was a speculative construction loan totaling $1.7 million, one non-owner occupied property totaling $45,100, and one owner-occupied property totaling $221,400. Other real estate owned at December 31, 2012 consisted of one luxury residential property that was a speculative construction loan totaling $1.6 million and one non-owner occupied property totaling $49,600.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2013	2012

Allowance for loan losses at beginning of period	$1,395,000	$1,250,000
Charge-offs:
Real estate loans:
Owner occupied one-to-four family	25,777	133,065
Non-owner occupied one-to-four family	66,079	59,847
Lines of credit	0	0
Commercial	0	0
Residential construction	0	44,940
Land	0	20,585
Commercial	0	0
Consumer	0	88

Total charge-offs	91,856	258,525

Recoveries	66,449	23,351

Net charge-offs	25,407	235,174
Provision for loan losses	131,407	380,174

Allowance at end of period	$1,501,000	$1,395,000

Allowance for loan losses to total loans at the end of the period	1.28%	1.25%

Net charge-offs to average loans outstanding during the period	.02%	.21%

Noninterest Income. Total noninterest income decreased by $95,700, or 29.1%, from $328,800 for the nine months ended September 30, 2012 to $233,100 for the nine months ended September 30, 2013. The decrease was primarily due to a decrease of $70,800, or 62.0%, in the gain on sale of investments.

Noninterest Expenses. Total noninterest expenses increased by $198,100, or 6.3%, from $3,153,500 for the nine months ended September 30, 2012 to $3,351,600 for the nine months ended September 30, 2013. The increase primarily was attributable to an increase in salaries and employee benefits expense of $30,600, or 1.85%, an increase in directors fees of $26,500, or 35.7%, and an increase in other general and administrative expenses of $111,300, or 32.8%, due mainly to a large increase in advertising expense.

Income Tax Expense. We recognized an income tax benefit of $51,300 during the nine months ended September 30, 2013, as compared to an income tax benefit of $56,000 for the nine months ended September 30, 2012. This income tax benefit is primarily due to tax free income earned on bank-owned life insurance income and municipal bond income.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $13.4 million. Securities classified as available-for-sale, amounting to $17.0 million at September 30, 2013, provide an additional source of liquidity. In addition, at September 30, 2013, we had the ability to borrow a total of approximately $49.8 million from the Federal Home Loan Bank of Atlanta and had $20.0 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, the Bank has a $3.0 million line of credit with another bank, on which we had no outstanding balance at September 30, 2013.

Certificates of deposit due within one year of September 30, 2013 totaled $49.7 million, or 52.7%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For the three and nine months ended September 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding stock repurchases during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)

July 1-31, 2013	0	$0	0	142,830
August 1-31, 2013	5,000	13.15	5,000	137,830
September 1-30, 2013	27,500	13.45	27,500	110,330
TOTAL	32,500

(1)	On July 25 2013, Fraternity Community Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 142,830 shares, or 10%, of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The Company’s 2014 Annual Meeting of Shareholders will be held on May 13, 2014.

Item 6.	Exhibits

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

4.0	Form of Common Stock Certificate of Fraternity Community Bancorp, Inc. (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from Fraternity Community Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Income (Loss); (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2013

FRATERNITY COMMUNITY BANCORP, INC.

By:	/s/ Thomas K. Sterner
Thomas K. Sterner
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michelle L. Miller
Michelle L. Miller
Chief Financial Officer
(Principal Financial and Accounting Officer)