Form 10-K
period 2013-12-31
Fraternity Community Bancorp Inc
filed 2014-03-28
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate value of voting stock held by non-affiliates of the registrant was $18,787,658 based on the closing price ($13.58 per share) at which the common stock was sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 27, 2014, the registrant had 1,392,923 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2014 annual meeting of stockholders (Parts III and IV).

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

Fraternity Federal Savings and Loan Association. Founded in 1913, Fraternity Federal Savings and Loan Association is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its market area, which consists of Baltimore City and Baltimore, Carroll and Howard Counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one- to four-family mortgage loans, as well as commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer consumer loans and, to a limited extent, commercial business loans. We currently operate out of our corporate headquarters and main office in Baltimore and full-service branch offices located in Cockeysville, Ellicott City and Hampstead, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At December 31, 2013, we had total assets of $166.4 million, total deposits of $118.1 million and total equity of $26.8 million.

Our executive offices are located at 764 Washington Boulevard, Baltimore, Maryland 21230 and our main telephone number is (410) 539-1313. We maintain an Internet website at http://www.fraternityfed.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area

We are headquartered in Baltimore, Maryland. We consider our lending market to consist of the Greater Baltimore area, which consists of Baltimore City and the surrounding Counties of Baltimore, Carroll, Howard, Harford and Anne Arundel in Maryland, although almost all of our deposits come from our branch office locations in Baltimore City and Baltimore, Carroll and Howard Counties. The economy of our market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. This diversification helped to mitigate the impact of the economic recession experienced over the last several years, as Maryland’s seasonal adjusted unemployment decreased from 6.7% in December of 2012 to 6.1% in December of 2013, which remained well below the national seasonally adjusted unemployment rate which decreased from 7.8% in December of 2012 to 6.7% by December of 2013 (Source: Maryland Department of Labor, Licensing and Regulation). Select employers in the Baltimore metropolitan area include Johns Hopkins University, Johns Hopkins Hospital and Health System, University of Maryland Health System, University of Maryland, Baltimore, and LifeBridge Health. Other large employers in Baltimore City include Constellation Energy, Legg Mason, Verizon, and the U.S. Social Security Administration. In Howard County, the largest employers include the Johns Hopkins Applied Physics Laboratory, Northrop Grumman, Verizon Wireless and SAIC, while Carroll County’s largest employers include Carroll Hospital Center, Springfield Hospital Center, Random House, EMA/Fairhaven Retirement Communities and McDaniel College.

Demographic and economic growth trends provide key insight into the health of our market area. The following table sets forth information regarding the distribution of our loans and deposits and demographic information for the counties in our market area, including Baltimore City, and the State of Maryland. The demographic information is based on published statistics of the U.S. Census Bureau.

	Baltimore City	Baltimore County	Carroll County	Howard County	Maryland

Loans by County (in millions) (1)	$31.4	$61.7	$5.3	$4.6	$115.5
Deposits by County (in millions) (1)	9.1	48.9	13.2	35.0	113.6
Unemployment rate (2)	9.1	6.4	5.2	4.5	6.0
Median household income (3)	$40,803	$66,068	$83,155	$107,821	$72,999
Population growth (4)	0.1%	1.5%	0.0%	4.3%	1.9%

(1)	At December 31, 2013
(2)	At November 30, 2013
(3)	For 2013
(4)	From April 2010 to July 2012

If the population of Baltimore City continues to decline, it could negatively affect our deposit and loan volumes. However, we maintain only a single branch in Baltimore City, and Baltimore City accounted for only 7.7% of our total deposits and 27.0% of our total loans at December 31, 2013. As a result, we expect the adverse effect on our loan and deposit volumes of any future population declines in Baltimore City to be limited.

Our lending area, like many regions of the United States, are beginning to once again experience increases in home values from recent years. According to the National Association of Realtors, from the third calendar quarter of 2012 to the third calendar quarter of 2013, the median sales price of existing single-family homes in the Baltimore-Towson, Maryland metropolitan area increased from $254,200 to $266,500, representing an increase of 4.8%. Home prices in the Baltimore-Towson metropolitan area have increased by 5.9% from January 1, 2013 through December 31, 2013. The Baltimore-Towson, Maryland metropolitan area is comprised of our lending market plus Anne Arundel County, Maryland and Harford County, Maryland, and represents a reasonable proxy for home price data in our lending market.

According to Real Estate Business Intelligence, a real estate data company, the number of home sales in our lending market area, the Baltimore metropolitan region, totaled 2,164 for the month of December, 2013, up 11.26% from the number of home sales in December, 2012.

Lending Activities

General. The largest segment of our loan portfolio is real estate mortgage loans, consisting primarily of one- to- four family mortgage loans, and, to a lesser extent, commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer consumer loans and, to a limited extent, commercial business loans. We originate one- to- four family fixed rate mortgage loans primarily for sale in the secondary market, with servicing released. We generally retain in our portfolio all adjustable-rate loans we originate, as well as shorter-term, fixed-rate one- to- four family loans. Loans we sell consist primarily of longer-term, fixed-rate one- to- four family mortgage loans.

We intend to continue to emphasize one- to- four family lending, while also seeking to expand our commercial real estate lending activities with a focus on serving small businesses and emphasizing relationship banking in our primary market area.

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

One- to- Four Family Mortgage Loans. At December 31, 2013, we had $91.6 million in one- to- four family mortgage loans, which represented 78.9% of our total loan portfolio. Our origination of one- to- four family mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area.

Our one- to- four family mortgage lending policies and procedures generally conform to secondary market guidelines. We offer a mix of adjustable-rate mortgage loans and fixed-rate mortgage loans with terms of up to 30 years. Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to an initially discounted interest rate and loan fees for multi-year adjustable-rate mortgages. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. We determine the loan fees, interest rates and other provisions of mortgage loans based on our own pricing criteria and competitive market conditions.

While one- to- four family real estate loans are normally originated with 15- or 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis. We do not offer one- to- four family mortgage loans with negative amortization, and we have made a very limited number of interest only one- to- four family mortgage loans in cases where the borrower had unusually favorable income or collateral characteristics.

Interest rates and payments on our adjustable-rate mortgage loans adjust for periods ranging from one year to up to 10 years, with most adjusting annually after an initial fixed period that, in most cases, is five or seven years. Interest rates and payments on our adjustable-rate loans are indexed to the one-year U.S. Treasury Bill rate or LIBOR.

We make owner occupied one- to- four family real estate loans with loan-to-value ratios of up to 95%. Loans with loan-to-value ratios in excess of 80% require private mortgage insurance. In addition, under current lending policies, non-owner occupied one- to- four family real estate loan-to-value ratios may not exceed 80%. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas. We do not offer, and have not offered, sub-prime or no-documentation mortgage loans. While we have originated a limited amount of Alt-A mortgage loans in the past, we no longer offer Alt-A mortgage loans.

Included in one- to- four family mortgage loans are second mortgage loans. Second mortgage loans are made at fixed rates generally for terms of up to 15 years. We do not currently offer second mortgage loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. We have previously made fixed rate second mortgage loans with loan-to-value ratios exceeding 80% and for terms in excess of 15 years when there were exceptional income or credit characteristics on the loan. Second mortgage loans totaled $1.0 million at December 31, 2013 and represented 1.1% of one- to- four family mortgage loans at such date.

In order to provide financing for low- and moderate-income and first-time homebuyers, we participate in the Healthy Neighborhoods program under which a consortium of local financial institutions make loans to low- and moderate-income individuals for home purchases and improvements. Our commitment under this program is $1 million in loans, all of which has been disbursed as of December 31, 2013.

Home Equity Lines of Credit. We offer home equity lines of credit, all of which are adjustable-rate loans with terms up to 15 years, although in the past we offered terms of up to 30 years. We do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance, although in the past we originated home equity lines of credit with loan-to-value ratios of up to 85% where there were exceptional income or credit characteristics on the loan. At December 31, 2013, home equity lines of credit totaled $8.1 million, or 7.0% of our total loan portfolio.

Residential Construction Loans. We originate construction loans for one- to- four family homes. At December 31, 2013, residential construction loans totaled $2.5 million, which represented 2.1% of our total loan portfolio. We originate fixed- and adjustable-rate loans to individuals and to builders to finance the construction of residential dwellings. Our construction loans generally are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan- to- value ratio of 80% on residential construction, based on appraised value as if complete. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2013, our largest residential construction loan was a $1.1 million construction loan secured by an owner-occupied one- to- four family residence.

Commercial Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by a variety of commercial real estate, such as small office buildings, mixed use properties, multi-family properties, warehouses, small retail properties and other general commercial use buildings. Commercial real estate loans totaled $13.2 million and represented 11.3% of our total loan portfolio at December 31, 2013. We originate a variety of fixed- and adjustable-rate commercial real estate loans generally with rates fixed for 5 to 10 years and which amortize over terms of 15 to 25 years. Our commercial real estate loans either balloon or are callable after an initial term of 5 to 10 years. Some of our commercial loans with amortization terms of 15 years or less may not have a balloon or call feature. Adjustable-rate loans are typically based on the one-year U.S. Treasury Bill or Prime Rate as published in The Wall Street Journal plus a specified percentage over the initial rate of interest. Loans are secured by first mortgages, and amounts generally do not exceed 75% of the property’s appraised value. We require all properties securing commercial real estate loans to be appraised by a board-approved independent licensed appraiser. Commercial real estate loans also are supported by personal guarantees.

As of December 31, 2013, our largest commercial real estate loan was $1.2 million and was secured by a doctor’s office. This loan was performing in accordance with its terms at December 31, 2013.

Land Loans. We originate loans to individuals and developers for the purpose of building one- to- four family properties. At December 31, 2013, land loans totaled $685,500, which represented 0.6% of our total loan portfolio. Land loans, which generally are offered with amortization periods of up to 30 years and are callable anytime after seven years with rates that adjust annually after an initial period of up to five years, are indexed to the prime rate as reported in The Wall Street Journal or a U.S. Treasury bill rate plus a negotiated margin. We currently limit the loan-to-value ratio to a maximum of 75%, although we have previously originated land loans with a loan-to-value ratio of up to 85%. At December 31, 2013, our largest land loan had an outstanding balance of $338,800.

Consumer Loans. We offer consumer loans as an accommodation to our customers and do not emphasize this type of lending. We have made a variety of consumer loans, including automobile loans, unsecured term loans and unsecured lines of credit. At December 31, 2013, consumer loans totaled $66,500, or less than .1% of our total loan portfolio. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

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

Non-Owner Occupied One- to- Four Family Real Estate Loans. Loans secured by investment properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases, although we might accept a second mortgage where the combined loan-to-value ratio is low.

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to- four family mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We apply what we believe to be conservative underwriting standards when originating commercial loans and seek to limit our exposure to lending concentrations to related borrowers, types of business and geographies, as well as seeking to participate with other banks in both buying and selling larger loans of this nature. To monitor cash flows on income properties, we normally require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Consumer Loans and Home Equity Lines of Credit. Consumer loans may entail greater risk than do one- to- four family mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as motor vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. In the case of home equity loans, real estate values may be reduced to a level that is insufficient to cover the outstanding loan balance after accounting for the first mortgage loan balance. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. Certain of our executive officers have been granted individual lending limits, which vary depending on the type of loan. All loans secured by one- to- four family residences that conform with secondary market guidelines may be approved by either our Chairman and Chief Executive Officer or our President and Chief Operating Officer. Commercial mixed use and multi-family loans up to $750,000 and non-complex commercial loans up to $500,000 may be approved by an executive loan committee consisting of the Chairman and Chief Executive Officer or our President and Chief Operating Officer and either our Senior Vice President or Vice President of Lending. All other loans must be approved by the full Board of Directors prior to a commitment being made. All loan originations are reviewed for quality control and oversight purposes by our Loan Committee, which consists of any two of our directors and typically is comprised of two non-management directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our unimpaired capital and surplus. At December 31, 2013, our regulatory limit on loans-to-one-borrower was $3.7 million. At December 31, 2013, our largest lending relationship was $2.4 million, and all ten loans in that relationship were performing according to their original terms at that date. The loans are secured by owner-occupied office buildings or small retail properties.

Loan Commitments. We issue commitments for one- to- four family mortgage and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Most of our loan commitments expire after 30 days. See note 11 to notes to consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

At December 31, 2013, our investment portfolio consisted primarily of U.S. government agency securities and mortgage-backed securities available-for-sale. We also had a $288,100 private label mortgage-backed security. In addition to our investment portfolio, at December 31, 2013, we maintained a $1.1 million investment, at cost, in Federal Home Loan Bank of Atlanta common stock.

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

Borrowings. We had $20.0 million in borrowings at December 31, 2013, consisting of advances from the Federal Home Loan Bank of Atlanta to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Atlanta and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We may also utilize securities sold under agreements to repurchase and overnight repurchase agreements to supplement our supply of investable funds and to meet deposit withdrawal requirements. We had unused borrowing capacity of approximately $29.9 million with the Federal Home Loan Bank of Atlanta as of December 31, 2013.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2013, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately .25% of the deposits in Baltimore County, Maryland, .28% of the deposits in Carroll County, Maryland, .95% of the deposits in Howard County, Maryland and .08% of the deposits in Baltimore City. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Most of these institutions are larger than us and, therefore, may have greater resources.

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

Personnel

As of December 31, 2013, we had 33 full-time employees and one part-time employee, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Fraternity Federal Savings and Loan Association has three active subsidiaries, 764 Washington Boulevard LLC, 764 Washington Boulevard II LLC, and 4819 Palmer LLC. The LLC’s were established in order to hold and manage real estate owned. The LLC’s had assets of $1.9 million at December 31, 2013. In addition, Fraternity Federal Savings and Loan Association has an inactive subsidiary, Fraternity Insurance Agency Incorporated, which had been licensed to sell insurance products on an agency basis.

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

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution, capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary (Tier 2) capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2013, Fraternity Federal Savings and Loan Association met each of these capital requirements. See note 13 of the notes to consolidated financial statements appearing in Item 8 to this Annual Report on Form 10-K.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In July, 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Fraternity Community Bancorp and Fraternity Federal Savings and Loan Association will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Prompt Corrective Regulatory Action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures. At December 31, 2013, Fraternity Federal Savings and Loan Association was considered “well capitalized” under these regulations.

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

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide 30 days prior written notice to, and receive the nonobjection of, the Federal Reserve Board of the capital distribution if it is a subsidiary of a holding company, like Fraternity Federal Savings and Loan Association, as well as an informational notice to the Office of the Comptroller of the Currency. If Fraternity Federal Savings and Loan Association’s capital were ever to fall below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2013, Fraternity Federal Savings and Loan Association maintained 91.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. Federal savings associations are required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets (including consolidated subsidiaries), financial condition and the complexity of its asset portfolio. The assessment paid by us for the year ended December 31, 2013 totaled $66,600.

Insurance of Deposit Accounts. Fraternity Federal Savings and Loan Association’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. The initial base assessment rate increased from 5 to 35 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Under the new rule, assessments will be based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits. Since the new base will be much larger than the current base, the Federal Deposit Insurance Corporation also lowered assessment rates so that the total amount of revenue collected from the industry will not be significantly altered. The new rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base) in order to cover losses to the Deposit Insurance Fund. In lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. Such amount was $629,000 for Fraternity Federal Savings and Loan Association. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Fraternity Federal Savings and Loan Association complies with the foregoing requirements.

Federal Home Loan Bank System. Fraternity Federal Savings and Loan Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Atlanta provides a central credit facility primarily for member institutions. Fraternity Federal Savings and Loan Association, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At December 31, 2013 Fraternity Federal Savings and Loan Association was in compliance with this requirement with an investment in Federal Home Loan Bank stock of $1.1 million.

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

Capital Requirements. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including Fraternity Federal Savings & Loan Association. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements.”

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Stock Repurchases. The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Federal Reserve Board policy also provides that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

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

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2013 and 2012 calendar year, Fraternity Federal Savings and Loan Association’s maximum statutory federal income tax rate was 34%.

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

We have had low earnings and losses in recent periods, including a net loss of $110,600 for the year ended December 31, 2013 and net income of $115,200 for the year ended December 31, 2012. Our return on average assets was (.07)% and .07% for the years ended December 31, 2013 and 2012, respectively, and our return on average equity was (.39)% and .38% for the years ended December 31, 2013 and 2012, respectively.

For a detailed description of our strategic initiatives to improve earnings, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Strategy.” However, our strategic initiatives may not succeed in generating or increasing income. If we are unable to generate or increase income, our stock price may be adversely affected. Moreover, even if we are successful in generating net income, our earnings may be low for some time. In such event, our return on equity, which equals net income divided by average equity, may be below returns on equity achieved by peer institutions, which also could adversely affect our stock price.

Significant loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money, we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. Our nonperforming loans totaled $1.1 million at December 31, 2013, $4.9 million at December 31, 2012 and $3.8 million at December 31, 2011. As of December 31, 2013, nonperforming loans consisted of 14 owner-occupied one- to- four family residential loans totaling $528,100, five non-owner occupied one- to- four family residential loans totaling $262,300 and two home equity lines of credit totaling $289,900. As of December 31, 2012, nonperforming loans consisted of 20 owner-occupied one- to- four family residential loans totaling $4.1 million, five non-owner-occupied one- to- four family residential loans totaling $367,700, one land loan totaling $94,500 and three home equity lines of credit totaling $318,100. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Analysis of Nonperforming and Classified Assets” and “Our Business—Lending Activities—Residential Construction Loans.” In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $1.528 million, or 1.32%, of total loans outstanding and 141.4% of nonperforming loans, at December 31, 2013. Our allowance for loan losses at December 31, 2013 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2013, we had 23 loan relationships with outstanding balances, net of participation interests sold, that exceeded $1.0 million, all of which were performing. The deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our plan to gradually increase our emphasis on commercial real estate lending may expose us to increased lending risks.

At December 31, 2013, our loan portfolio included $13.2 million of commercial real estate loans, representing 11.3% of our total loan portfolio at such date. As part of our strategy to increase earnings, we will seek to gradually increase commercial real estate lending, and may add commercial lending personnel to assist us in these efforts. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to- four family mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to- four family mortgage loans. In addition, since such loans generally entail greater risk than one- to- four family mortgage loans, we may need to increase our allowance for loan losses in the future associated with the growth of such loans. Also, commercial real estate borrowers often have more than one loan outstanding with their lender. Consequently, if we increase our commercial real estate lending, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family mortgage loan.

The loss of senior management could hurt our operations.

We rely heavily on our two senior executive officers, Thomas K. Sterner, our Chairman of the Board and Chief Executive Officer, and Richard C. Schultze, our President and Chief Operating Officer. The loss of either or both of our senior executive officers could have an adverse effect on us because, as a small community bank, our senior executive officers have more responsibility than would be typical at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management-level personnel who are in a position to assume the responsibilities of our senior executive officers. We have not purchased key man life insurance on our senior executive officers.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. If we conclude that the decline is other-than-temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2013, our investment securities portfolio available-for-sale included one nonagency mortgage-backed security with an amortized cost of $283,200 and an estimated fair value of $288,100. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other-than-temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

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

The continued economic downturn could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. Our primary market area has experienced a softening of the local real estate market, including reductions in local property values, and a decline in the local manufacturing industry, which employs many of our borrowers. Declining real estate market conditions in our market area have negatively affected loan demand. Our loan originations decreased by $3.9 million, or 13.5%, from $29.2 million for the year ended December 31, 2012 to $25.3 million for the year ended December 31, 2013. These loan origination numbers are lower than we have historically generated, due to the aforementioned weak loan demand. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in our primary market area, which consists of Baltimore, Carroll, Howard, Harford and Anne Arundel Counties and Baltimore City in Maryland and the surrounding areas. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would decrease our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.

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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our interest rate spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our interest rate spread to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate one- to four-family loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our interest rate spread as our cost of funds increases relative to the yield we can earn on our assets. For further discussion of how changes in interest rates could impact us, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management — Interest Rate Risk Management.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity. One such strategy is increasing the amount of adjustable-rate and/or short-term assets. We offer ten-year fixed-rate and adjustable-rate loan products as a means to achieve this strategy. However, the current prevailing low long-term interest rates have created a decrease in borrower demand for these types of loans. Additionally, there is no guarantee that any adjustable-rate assets obtained will not prepay. At December 31, 2013, 28% of our loan portfolio consisted of adjustable-rate loans, compared to 32% and 35% at December 31, 2012 and 2011, respectively, and 2% of our loan portfolio consisted of ten-year fixed-rate loans, compared to 2% and 4% at December 31, 2012 and 2011.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2013, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately .25% of the deposits in Baltimore County, Maryland, .28% of the deposits in Carroll County, Maryland, .95% of the deposits in Howard County, Maryland and .08% of the deposits in Baltimore City. Most of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area.

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

In July, 2013, the Federal Reserve Board released its final rules which will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quality and quantity of capital held by banking organizations. In this respect, the final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Basel III and regulations proposed by the federal banking regulatory agencies will require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules will impose additional costs on banking entities and their holding companies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2013.

Location	Year Opened	Approximate Square Footage	Owned/ Leased	Lease Expiration Date		Net Book Value at December 31, 2013 (in thousands)	Deposits at December 31, 2013 (in thousands)

Main Office:

764 Washington Boulevard	1913	10,663	Owned	N/A		$349	$13,064
Baltimore, Maryland 21230

Branch Offices:

Scotts Corner Shopping Center	1995	3,000	Leased	1/31/2015		N/A	43,106
10283 York Road
Cockeysville, Maryland 21030

Normandy Shopping Center	1964	3,388	Leased	4/30/2014	(1)	N/A	51,209
8460 Baltimore National Pike
Ellicott City, Maryland 21403

Green Mount Station	2009	2,400	Leased	9/30/2014	(2)	N/A	10,722
1631 N. Main Street
Hampstead, Maryland 21074

(1)	The Normandy Shopping Center location has a month-to-month lease after 4/30/2014, with the landlord having the right to terminate the lease after April 30, 2014 provided written notice is given 540 days in advance of the termination date. The tenant shall have the right to terminate the lease after April 30, 2014 provided written notice is given 365 days in advance of the termination date.
(2)	The Green Mount Station location has two five year options after 9/30/2014.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

Fraternity Community Bancorp’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “FRTR.” The Company completed its initial public offering on March 31, 2011 and began to be quoted on the Over-the-Counter Bulletin Board on April 6, 2011. The following table sets forth the high and low sales prices of the common stock for the past two years, as well as corresponding cash dividends per share for each quarterly period.

	High	Low	Dividend Paid Per Share
Year Ended December 31, 2013
Fourth quarter	$14.25	$13.65	$0
Third quarter	13.75	12.75	0
Second quarter	14.24	13.58	0
First quarter	13.95	12.00	0

	High	Low	Dividend Paid Per Share
Year Ended December 31, 2012
Fourth quarter	$12.61	$11.70	$0
Third quarter	13.00	10.80	0
Second quarter	11.25	10.01	0
First quarter	10.15	8.00	0

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

As of March 13, 2014, Fraternity Community Bancorp had 100 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

Purchase of Equity Securities as required by the Form 10-K

On July 25 2013, Fraternity Community Bancorp’s Board of Directors authorized the repurchase of up to 142,830 shares, or 10.0%, of common stock either in the open market or through private transactions. Repurchases are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares. Pursuant to the repurchase program, the Company repurchased the following amounts of shares of its common stock during the fourth quarter of the fiscal year ended December 31, 2013 as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Shares Purchased Pursuant to Publicly- Announced Plans	(d) Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly- Announced Plans
October 1-31, 2013	10,000	$13.80	10,000	100,330
November 1-30, 2013	10,000	13.85	10,000	90,330
December 1-31, 2013	13,200	14.11	13,200	77,130

Total	33,200	$13.94	33,200

Item 6. Selected Financial Data

	At December 31,
(In thousands)	2013	2012	2011	2010	2009

Financial Condition Data:
Total assets	$166,370	$169,703	$175,331	$169,659	$166,976
Cash and cash equivalents	15,352	18,178	14,923	25,882	13,908
Investment securities	24,424	26,221	39,257	21,366	24,116
Loans receivable, net	114,578	114,248	111,925	110,492	120,092
Deposits	118,101	118,981	121,200	129,995	125,960
Federal Home Loan Bank advances	20,000	20,000	22,500	22,583	22,917
Total equity	26,804	29,283	30,117	15,987	16,992

	For the Year Ended December 31,
(In thousands)	2013	2012	2011	2010	2009

Operating Data:
Interest income	$6,350	$6,674	$6,906	$7,460	$8,272
Interest expense	1,986	2,427	3,299	3,860	4,805

Net interest income	4,364	4,247	3,607	3,600	3,467
Provision for loan losses	223	402	65	1,501	51

Net interest income after provision for loan losses	4,141	3,845	3,542	2,099	3,416
Noninterest income	290	414	365	595	692
Noninterest expenses	4,636	4,242	3,990	4,251	3,646

Loss before income tax benefit	(205)	17	(83)	(1,557)	462
Income tax benefit	(94)	(98)	(107)	(700)	119

Net (loss) income	$(111)	$115	$24	$(857)	$343

(Loss) Earnings per common share	$(.08)	$.08	$.02	N/A	N/A

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Performance Ratios (1):
(Loss) Return on average assets	(.07)%	.07%	.01%	(.51)%	.20%
(Loss) Return on average equity	(.39)	.38	.09	(5.13)	2.03
Interest rate spread (2)	2.59	2.33	1.84	2.05	1.74
Net interest margin (3)	2.79	2.58	2.14	2.24	2.08
Noninterest expenses to average assets	2.79	2.45	2.25	2.53	2.17
Average interest-earning assets to average interest-bearing liabilities	115.96	117.50	115.06	107.98	111.71
Average equity to average assets	16.86	17.33	15.60	9.92	10.04
Dividend payout rate	0	0	0	0	0

Regulatory Capital Ratios - Bank:
Tier 1 capital (to adjusted total assets)	14.19	14.02	13.50	9.51	10.19
Tier 1 capital (to risk-weighted assets)	25.71	24.70	25.21	17.78	18.34
Total risk-based capital (to risk-weighted assets)	26.96	25.95	26.46	19.03	18.69

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.32	1.21	1.10	1.16	.23
Allowance for loan losses as a percent of nonperforming loans	141.44	28.75	32.57	196.20	15.91
Net charge-offs to average outstanding loans during the period	.08	.23	.11	.43	.04
Nonperforming loans as a percent of total loans	.93	4.20	3.39	.59	1.44
Nonperforming assets as a percent of total assets	1.80	3.84	2.19	1.58	1.04

Other Data:
Number of offices	4	4	4	4	4
Number of deposit accounts	4,959	5,179	5,524	6,419	6,677
Number of loans	974	1,028	979	1,122	1,215

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the periods.
(2)	Represents the difference between the average yield on average interest-earning assets and the average cost on average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.

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

Founded in 1913, the Bank is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its market area, which consists of Baltimore City and Baltimore, Carroll and Howard Counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one- to- four family mortgage loans, as well as commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer consumer loans and, to a limited extent, commercial business loans. We currently operate out of our corporate headquarters and main office in Baltimore and full-service branch offices located in Cockeysville, Ellicott City and Hampstead, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer.

The Company and the Bank maintain an Internet website at http://www.fraternityfed.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Operating Strategy

Historically, we have operated as a traditional savings and loan association, attracting deposits and investing those funds primarily in one- to- four family mortgage loans and investment securities. Our objective is to build on our historic strengths of customer loyalty and high asset quality, and gradually grow our balance sheet with assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations. Our operating strategy includes the following:

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

Over the years, we have developed a core base of loyal customers, and our product mix concentrating on time, savings and checking deposits and one- to- four family mortgage loans have allowed us to maintain strong asset quality. We intend to continue to retain these strengths while gradually growing our balance sheet with assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

Improving our net interest margin and earnings and reducing our interest rate risk by increasing commercial real estate loans

Our strategic plan calls for us to grow our balance sheet by emphasizing assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

With respect to our assets, our strategy has been, and continues to be, to increase the percentage of assets invested in commercial real estate loans, which tend to have higher yields than traditional one- to- four family mortgage loans and which have shorter terms to maturity or adjustable interest rates. We intend to continue to emphasize one- to four-family mortgage lending, while also seeking to expand our commercial real estate lending activities with a focus on serving small businesses and emphasizing relationship banking in our primary market area.

Commercial real estate loans provide us with the opportunity to earn more income because they tend to have higher interest rates than one- to- four family mortgage loans. In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates. There are many commercial properties and businesses located in our market area, and with the additional capital raised in the conversion we intend to pursue the larger lending relationships associated with these opportunities.

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

Generating higher noninterest income by selling loans in the secondary market

Currently, we sell a small portion of our one- to- four family fixed-rate loan originations in the secondary market, and we earned $60,500 and $86,200 from such sales during the years ended December 31, 2013 and 2012, respectively.

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

Salaries and employee benefits expenses consist primarily of salaries, wages and bonuses paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits. In addition, during 2013 we began recognizing additional annual employee compensation expenses stemming from the adoption of new equity benefit plans.

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

Balance Sheet Analysis

Assets. At December 31, 2013, our assets totaled $166.4 million, a decrease of $3.3 million, or 2.0%, from total assets of $169.7 million at December 31, 2012. The decrease in assets for the year ended December 31, 2013 was due mainly to a decrease in cash and cash equivalents of $2.8 million. At December 31, 2013, we had $16.4 million of securities available-for-sale compared to $18.6 million at December 31, 2012, a decrease of $2.2 million, or 12.0%. At December 31, 2013, we had $8.1 million of securities held-to-maturity compared to $7.6 million at December 31, 2012, an increase of $423,500, or 5.5%. We had $114.6 million in loans receivable as of December 31, 2013, compared to $114.2 million as of December 31, 2012, an increase of $329,900, or .29%.

Loans. Our primary lending activity is the origination of loans secured by real estate. Our loans secured by real estate consist primarily of one- to- four family mortgage loans. We also originate lines of credit, residential construction loans, commercial real estate loans and land loans. Our non-real estate loans consist of consumer loans, and, to a very limited extent, commercial business loans.

The largest portion of the loan portfolio consists of one- to- four family mortgage loans. Most of our one- to- four family mortgage loans are owner occupied, but this category also includes loans secured by single-family investment properties. One- to- four family mortgage loans totaled $91.6 million, or 78.9%, and $86.7 million, or 74.9%, of the total loan portfolio at December 31, 2013 and December 31, 2012, respectively. This is a $4.9 million, or 5.7%, increase.

Lines of credit, all of which are secured by one- to- four family residential properties, totaled $8.1 million, and represented 7.0% of total loans, at December 31, 2013, compared to $10.3 million, or 8.9% of total loans, at December 31, 2012.

Residential construction loans totaled $2.5 million, and represented 2.1% of total loans, at December 31, 2013, compared to $3.7 million, or 3.2% of total loans, at December 31, 2012.

Commercial real estate loans totaled $13.2 million and represented 11.3% of total loans at December 31, 2013, compared to $13.7 million, or 11.8% of total loans, at December 31, 2012. We offer a variety of commercial real estate loans to owner occupants and investors. Our commercial real estate loans include loans secured by small office buildings, mixed use properties, multi-family properties, warehouses, small retail properties and other general commercial use buildings.

Land loans totaled $685,500, or .6% of total loans, at December 31, 2013, compared to $1.2 million, or 1.1% of total loans, at December 31, 2012. All of our land loans represent loans for the purchase of land that eventually will be used for the construction of owner-occupied residential property.

Our non-real estate loans consist of consumer loans and, to a very limited extent, commercial loans. While we offer a variety of consumer loans, we do not emphasize this type of lending and generally make consumer loans as an accommodation to our existing customers. Consumer loans totaled $66,500 at December 31, 2013, representing less than .1% of the loan portfolio, and consisted of automobile loans, unsecured term loans and miscellaneous other loans.

At December 31, 2013, our commercial loans consisted of one unsecured operating line of credit. As of December 31, 2013 this loan had a maximum credit line of $50,000 with $0 outstanding. We generally do not originate loans secured by equipment and receivables.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2013		2012
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One- to- four family	$91,596,210	78.89%	$86,668,700	74.95%
Lines of credit	8,129,950	7.00	10,292,388	8.90
Commercial	13,164,122	11.34	13,668,391	11.82
Residential construction	2,463,458	2.12	3,694,508	3.20
Land	685,464	.59	1,241,019	1.07

Total real estate loans	116,039,204	99.94	115,565,006	99.94

Consumer loans	66,503	.06	61,152	.05
Commercial loans	0	.00	16,679	.01

Total loans	116,105,707	100.00	115,642,837	100.00

Less:
Allowance for loan losses	(1,528,000)	(1.32)	(1,395,000)	(1.21)

Net loans	$114,577,707		$114,247,837

Loan Maturity

The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to- Four Family Loans	Lines of Credit	Commercial	Residential Construction	Land Loans	Consumer Loans	Commercial Loans	Total Loans
Amounts due in:
One year or less	$159,886	$0	$0	$2,463,458	$0	$4,100	$0	$2,627,444
More than one year through five years	2,628,377	1,216,139	5,664,053	0	0	52,597	0	9,561,166
More than five years	88,807,947	6,913,811	7,500,069	0	685,464	9,806	0	103,917,097

Total	$91,596,210	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2013 that are due after December 31, 2014, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below include unearned loan origination fees and deferred loan costs.

	Fixed Rates	Floating or Adjustable Rates	Total

Real estate loans:
One- to- four family	$69,326,074	$22,110,250	$91,436,324
Lines of credit	0	8,129,950	8,129,950
Commercial	10,011,635	3,152,487	13,164,122
Residential construction	0	0	0
Land	0	685,464	685,464
Consumer loans	62,403	0	62,403
Commercial loans	0	0	0

Total	$79,400,112	$34,078,151	$113,478,263

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

Loan Activity

The following table shows loans originated, purchased and sold during the years ended December 31, 2013 and 2012.

	2013	2012

Total loans at beginning of period	$115,642,837	$113,174,984
Loans originated:
Real estate loans:
One- to- four family	16,805,200	18,524,950
Lines of credit	2,431,150	3,915,102
Commercial real estate	2,852,125	2,128,000
Residential construction	3,132,900	4,588,700
Land	0	0
Commercial	40,517	50,414
Consumer	34,000	34,590

Total loans originated	25,295,892	29,241,756
Loans purchased:
Real estate loans:
One-to four-family	17,852	94,401
Lines of credit	0	0
Commercial real estate	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total loans purchased	17,852	94,401

	2013	2012
Deduct:
Loan principal repayments	(22,113,968)	(21,850,880)
Loan sales	(2,557,084)	(4,715,900)
Loan participations	(0)	(0)
Charge-offs	(179,822)	(301,524)

Net loan activity	462,870	2,467,853

Total loans at end of period	$116,105,707	$115,642,837

Loan originations come from a number of sources. In addition to leads generated by our loan officer, our primary sources of loan originations are realtor relationships, existing customers, walk-in traffic, advertising and referrals from customers.

Based on market conditions, we may choose to sell newly originated one- to- four family mortgage loans. In recent periods we have elected to sell almost all newly originated conforming fixed-rate one- to- four family real estate loans and to hold in our portfolio shorter-term fixed-rate loans and adjustable-rate loans. Generally, loans are sold to investors on a servicing released basis.

During the year ended December 31, 2013, the amount of loans sold decreased by $2.2 million, or 45.8%, primarily because of the decrease in the amount of loan originations during 2013.

We have not purchased loan participation interests in recent years and purchased minimal amounts of one-to- four family real estate loans since 2008. All such loans purchased were originated through a community development program called the “Healthy Neighborhood” Program.

Cash and Cash Equivalents

Cash and cash equivalents decreased by $2.8 million, or 15.5%, from $18.2 million at December 31, 2012 to $15.4 million at December 31, 2013.

Securities

At December 31, 2013, we had $16.4 million of securities available-for-sale, as compared to $18.6 million at December 31, 2012. Securities available-for-sale at December 31, 2013 consisted of U.S. government agency securities and mortgage-backed securities. Most of our U.S. government agency securities and mortgage-backed securities are mortgage-backed securities issued by Freddie Mac or Fannie Mae or guaranteed by Ginnie Mae, although at December 31, 2013 we held one “private label” mortgage-backed security with an amortized cost of $283,200. We had a net unrealized gain on this mortgage-backed security totaling $4,900 at December 31, 2013, and the security continues to perform as expected and at December 31, 2013 we had the intent and ability to hold this security to maturity.

At December 31, 2013, we had $8.1 million of securities held-to-maturity, as compared to $7.6 million at December 31, 2012. Securities held-to-maturity at December 31, 2013 consisted of three mortgage-backed securities, three municipal bonds, and two small business administration securities.

Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At December 31, 2013, we also held a $1.1 million investment in the common stock of the Federal Home Loan Bank of Atlanta. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Atlanta, and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank of Atlanta. At December 31, 2013, we held no stock in Fannie Mae and Freddie Mac, nor have we held stock in these entities throughout the periods presented.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At December 31,
	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available-for-sale:
Obligations of U.S. government Agencies	$5,997,686	$5,238,660	$4,499,056	$4,481,680
Mortgage-backed securities	8,948,089	8,706,546	11,455,901	11,584,043
Municipal Bonds	1,000,000	911,300	0	0
Bank notes	1,500,000	1,498,155	2,498,684	2,508,970

Total available-for-sale securities	$17,445,775	$16,354,661	$18,453,641	$18,574,693

Investments held-to-maturity:	$8,069,424	$8,101,210	$7,645,942	$8,017,510

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2013. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity. At December 31, 2013, we did not have any security (other than U.S. government agency securities) that exceeded 10% of our total equity at that date.

	One Year or Less		More than One Year To Five Years		More than Five Years To Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Investments (available-for-sale):
U.S. government agencies	$0	0.00%	$0	0.00%	$0	0.00%	$5,238,660	2.86%	$5,238,660	2.86%
Mortgage-backed securities	0	0.00%	7,364	3.12%	786,833	3.47%	7,912,349	3.11%	8,706,546	3.14%
Municipal bonds	0	0.00%	0	0.00%	0	0.00%	911,300	3.00%	911,300	3.00%
Bank notes	1,498,155	2.09%	0	0.00%	0	0.00%	0	0.00%	1,498,155	2.09%

Investments (held-to-maturity):	0	0.00%	3,541,943	4.11%	2,072,862	4.20%	2,454,619	5.34%	8,069,424	4.51%

Total securities	$1,498,155	2.09%	$3,549,307	4.11%	$2,859,695	4.00%	$16,516,928	3.36%	$24,424,085	3.46%

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2013 and December 31, 2012, the aggregate cash surrender value of these policies was $4.7 million and $4.5 million, respectively.

Ground Rents. Ground rents represent the value of long-term leases with respect to land we own underlying residential properties. Ground rents amounted to $829,200 and $844,700 at December 31, 2013 and 2012, respectively. We intend to let our portfolio of ground rents run off over time as the homeowners redeem leases.

Deposits. We accept deposits primarily from individuals and businesses who are located in our primary market area. We rely on competitive pricing, customer service, account features and the location of our branch offices to attract and retain deposits. Deposits serve as the primary source of funds for our lending and investment activities. Interest-bearing deposit accounts offered include time deposits, which are certificates of deposit, passbook accounts, individual NOW accounts and money market accounts. Noninterest-bearing accounts consist of free checking and commercial checking accounts. To a limited extent in the past, we also have utilized brokered deposits. Brokered deposits totaled $0 and $331,000 at December 31, 2013 and December 31, 2012, respectively.

The following table sets forth average balances and average rates of our deposit products for the periods indicated. For purposes of this table, average balances have been calculated using monthly balances.

	For the Year Ended December 31,
	2013		2012
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate

Noninterest-bearing demand deposits	$1,319,874	0%	$1,295,172	0%
Interest-bearing deposits:
Time deposits	93,027,554	1.42	94,451,323	1.78
NOW and money market	6,268,177	.12	6,006,131	.23
Passbook	15,445,545	.20	16,920,803	.33
Brokered deposits	278,523	4.69	939,018	1.81

Total	$116,339,673	1.18%	$119,612,447	1.48%

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At December 31,
	2013		2012
	Amount	Percent	Amount	Percent

Noninterest-bearing deposits	$1,353,813	1.15%	$1,254,851	1.05%
Interest-bearing deposits:
Time deposits	95,651,073	80.99	94,591,711	79.50
NOW and money market	6,979,823	5.91	6,047,600	5.08
Passbook	14,116,211	11.95	16,756,247	14.09
Brokered deposits	0	0.00	330,907	0.28

Total interest-bearing deposits	116,747,107	98.85	117,726,465	98.95

Total deposits	$118,100,920	100.00%	$118,981,316	100.00%

Balances in noninterest-bearing deposits increased by approximately $99,000, or 7.9%, from $1,254,800 at December 31, 2012 to $1,353,800 at December 31, 2013.

The following table indicates the amount of jumbo certificates of deposit with balances of $100,000 or greater by time remaining until maturity as of December 31, 2013, none of which are brokered deposits.

Maturity Period at December 31, 2013	Amount

Three months or less	$4,749,746
Over three through six months	3,435,683
Over six through twelve months	7,109,122
Over twelve months	19,217,298

Total	$34,511,849

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
	2013	2012

0.00 - 1.00%	$38,918,905	$28,567,890
1.01 - 2.00	47,644,975	42,016,293
2.01 - 3.00	6,687,545	14,533,440
3.01 - 4.00	2,191,759	2,648,424
4.01 - 5.00	207,889	6,989,400
5.01 - 6.00	0	167,171

Total	$95,651,073	$94,922,618

The following table sets forth the amount and maturities of time deposits at December 31, 2013.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposits

0.00 - 1.00%	$22,439,994	$5,416,689	$10,277,571	$784,651	$38,918,905	40.69%
1.01 - 2.00	15,176,227	3,324,507	10,093,107	19,051,134	47,644,975	49.81
2.01 - 3.00	3,291,376	1,588,346	940,526	867,297	6,687,545	6.99
3.01 - 4.00	1,679,496	512,263	0	0	2,191,759	2.29
4.01 - 5.00	207,889	0	0	0	207,889	0.22

Total	$42,794,982	$10,841,805	$21,311,204	$20,703,082	$95,651,073	100.00%

Borrowings. We use borrowings from the Federal Home Loan Bank of Atlanta to supplement our supply of funds for loans and investments and for interest rate risk management. The following table sets forth information regarding our Federal Home Loan Bank of Atlanta advances for the periods presented.

	Year Ended December 31,
	2013	2012

Maximum amount of Federal Home Loan Bank advances outstanding at any month end during the period	$20,000,000	$22,500,000
Average Federal Home Loan Bank advances outstanding during the period	$20,000,000	$21,666,667
Weighted average interest rate during the period	3.02%	2.99%
Balance outstanding at end of period	$20,000,000	$20,000,000
Weighted average interest rate at end of period	3.04%	2.96%

Equity. Total equity decreased by $2.5 million, or 8.5%, to $26.8 million at December 31, 2013 from $29.3 million at December 31, 2012 primarily as the result of the stock repurchase plans implemented during 2012 and 2013 and the reduction in accumulated other comprehensive income.

Results of Operations for the Years Ended December 31, 2013 and 2012

Overview. We had a net loss of $110,600 for the year ended December 31, 2013, as compared to net income of $115,200 for the year ended December 31, 2012. The decrease in net income between the periods was primarily due to a decrease in noninterest income of $123,800 during the year ended December 31, 2013, from $414,000 for the year ended December 31, 2012 to $290,200 for the year ended December 31, 2013. Also contributing was an increase in noninterest expense of $393,500, from $4.2 million for the year ended December 31, 2012 to $4.6 million for the year ended December 31, 2013.

Net Interest Income. Net interest income increased by $116,400, or 2.7%, from $4.2 million for the year ended December 31, 2012 to $4.4 million for the year ended December 31, 2013. The increase in net interest income was achieved due to a 26 basis point increase in our interest rate spread from 2.33% for the year ended December 31, 2012 to 2.59% for the year ended December 31, 2013. The increase in our interest rate spread from 2.32% to 2.59% from December 31, 2012 to December 31, 2013 occurred due to a 26 basis point decrease in the weighted average yield on our interest bearing liabilities.

Interest on loans receivable, net decreased by $87,700, or 1.5%, from $5.7 million for the year ended December 31, 2012 to $5.6 million for the year ended December 31, 2013, as a $3.5 million, or 3.2%, increase in the average balance of loans was more than offset by a 23 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to a decrease in prevailing market interest rates during the year ended December 31, 2013.

Interest on investment securities available-for-sale decreased by $217,700, or 35.2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, as the result of a $7.9 million, or 30.6%, decrease in the average balance of investment securities available-for-sale and a 15 basis point decrease in the average yield. Interest on investment securities held-to-maturity decreased by $18,400, or 7.7%, for the year ended December 31, 2013, as a result of a decrease of $90,300 in the average balance of investment securities held-to-maturity and a decrease of 21 basis points in the average yield.

Interest on interest bearing deposits in other banks remained low by historical standards during the year ended December 31, 2013 and 2012 due to the historically low prevailing market rates during those periods.

During the year ended December 31, 2013, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates and decreases in the cost of other deposits due to a decline in market rates. Interest on time deposits decreased by $358,100, or 21.3%, from $1.7 million for the year ended December 31, 2012, to $1.3 million for the year ended December 31, 2013, due to a 36 basis point decrease in the average cost of time deposits and a $1.4 million, or 1.5%, decrease in the average balance of time deposits. Interest on brokered deposits decreased by $4,000, or 23.3%, from $17,000 for the year ended December 31, 2012, to $13,100 for the year ended December 31,2013, due to a $660,500 or 70.3% decrease in the average brokered deposits balance. Interest on NOW and money market accounts decreased by $6,100, or 44.1%, from $13,800 for the year ended December 31, 2012, to $7,700 for the year ended December 31, 2013, due to a 11 basis point decrease in the average cost of NOW and money market accounts. Interest on passbook accounts decreased by $25,400, or 44.9%, from $56,500 for the year ended December 31, 2012 to $31,100 for the year ended December 31, 2013, due primarily to a decrease of 13 basis points in the average cost of passbook accounts.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank of Atlanta advances, decreased by $46,900, or 7.1%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to a $1.7 million decrease in the average balance of other interest-bearing liabilities. At December 31, 2013 and 2012, we had $20.0 million of Federal Home Loan Bank of Atlanta advances. See note 7 of notes to consolidated financial statements included in this Annual Report on Form 10-K for a schedule of the amounts, rates and maturities of our Federal Home Loan Bank of Atlanta advances.

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

	Year Ended December 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest Bearing Deposits in Other Banks	$14,403,061	$37,683	.26%	$17,680,054	$38,890	.22%
Loans receivable, net	114,891,250	5,617,975	4.89	111,380,577	5,705,649	5.12
Investment securities available-for-sale (1)	17,842,346	400,843	2.25	25,725,014	618,530	2.40
Investment securities held to maturity (2)	7,426,265	219,324	2.95	7,516,534	237,735	3.16
Other interest-earning assets	2,011,331	73,960	3.68	2,178,983	73,044	3.35

Total interest-earning assets	156,574,253	6,349,785	4.06	164,481,162	6,673,848	4.06

Noninterest-earning assets	9,607,587			8,534,673

Total assets	$166,181,840			$173,015,835

Liabilities and equity:
Time deposits	$93,027,554	$1,322,573	1.42	$94,451,324	$1,680,675	1.78
NOW and money market	6,268,177	7,741	.12	6,006,131	13,842	.23
Passbook	15,445,545	31,142	.20	16,920,803	56,519	.33
Brokered deposits	278,523	13,063	4.69	939,018	17,040	1.81
Federal Home Loan Bank advances	20,000,000	611,275	3.06	21,666,666	658,200	3.04

Total interest-bearing liabilities	135,019,799	1,985,794	1.47	139,983,942	2,426,276	1.73

Noninterest-bearing liabilities	3,147,789			3,041,293

Total liabilities	138,167,588			143,025,235

Total equity	28,014,252			29,990,600

Total liabilities and equity	$166,181,840			$173,015,835

Net interest income		$4,363,991			$4,247,572

Interest rate spread			2.59%			2.33%

Net interest margin			2.79%			2.58%

Ratio of average interest-earning assets to average interest-bearing liabilities			115.96%			117.50%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held to maturity are presented at amortized cost.

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

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
	Increase (Decrease) Due To
	Volume	Rate	Net

Assets:
Interest Bearing Deposits in Other Banks	$(7,209)	$6,001	$(1,208)
Loans receivable, net	171,666	(259,340)	(87,674)
Investment securities – available-for-sale	(187,814)	(29,874)	(217,688)
Investment securities – held-to-maturity	(2,855)	(15,556)	(18,411)
Other interest-earning assets	(5,620)	6,536	916

Total interest-earning assets	$(31,832)	$(292,233)	$(324,065)

Liabilities:
Time deposits	$(25,039)	$(333,062)	$(358,101)
NOW and money market	324	(6,425)	(6,101)
Passbook	(3,222)	(22,154)	(25,376)
Brokered deposits	(11,986)	8,009	(3,977)
Other interest-bearing liabilities	(50,631)	3,706	(46,925)

Total interest-bearing liabilities	(90,554)	(349,926)	(440,480)

Change in net interest income	$(122,386)	$(642,159)	$(764,545)

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

Our provision for loan losses was $223,000 for the year ended December 31, 2013, compared to a provision of $402,200 for the year ended December 31, 2012. At December 31, 2013, the allowance for loan losses was $1.528 million, or 1.32% of the total loan portfolio, compared to $1.395 million, or 1.21% of the total loan portfolio, at December 31, 2012.

Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

Nonaccrual loans amounted to $1.1 million at December 31, 2013 and $4.9 million at December 31, 2012. Net loan charge-offs amounted to $90,000 during the year ended December 31, 2013, compared to $257,200 during the year ended December 31, 2012. As of December 31, 2013, nonaccrual loans included one troubled debt restructured loan totaling $386,400, two home equity lines of credit totaling $289,900 and eighteen one- to- four family residential loans totaling $404,000. As of December 31, 2012, nonaccrual loans included six troubled debt restructured loans totaling $3.3 million, two home equity lines of credit totaling $92,100 and twenty-one one- to- four family residential loans totaling $1.5 million. For further information regarding nonperforming assets, see “ – Risk Management.”

Noninterest Income. Total noninterest income decreased by $123,800, or 29.9%, from $414,000 for the year ended December 31, 2012 to $290,200 for the year ended December 31, 2013. The decrease primarily reflected a decrease of $84,700, or 66.2%, in gain on sale of investment securities and a decrease of $25,700, or 29.8%, in gain on sale of loans.

Noninterest Expenses. Total noninterest expenses increased by $393,500, or 9.3%, from $4.2 million for the year ended December 31, 2012 to $4.6 million for the year ended December 31, 2013. The increase primarily was attributable to an increase of $132,000, or 5.9%, in salaries and employee benefits, an increase of $58,600, or 61.2% in director’s fees, and an increase of $173,500, or 35.4% in other general and administrative expenses, which consisted primarily of an increase of $167,200, or 357.2% in advertising expense.

Income Tax Expense. We had income tax benefit of $94,000 during the year ended December 31, 2013, resulting in an effective tax rate of 46.0% for the period. This rate is a result of a high level of tax free income compared to our loss from operations. We had an income tax benefit of $98,200 during the year ended December 31, 2012.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2013	2012
Nonaccrual loans:
Real estate loans:
One- to- four family	$790,390	$4,440,134
Lines of credit	289,896	318,149
Commercial	0	0
Residential construction	0	0
Land	0	94,500
Commercial	0	0
Consumer	0	0

Total	$1,080,286	$4,852,783

Accruing loans past due 90 days or more:
Real estate loans:
One- to- four family	0	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total	$0	$0

Total of nonaccrual loans and accruing loans 90 days or more past due	$1,080,286	$4,852,783
Assets acquired through foreclosure	1,921,706	1,660,364

Total nonperforming assets	$3,001,992	$6,513,147

Troubled debt restructurings	$3,881,957	$3,532,094

Troubled debt restructurings included in nonaccrual loans	(386,419)	(3,272,611)

Troubled debt restructurings and total nonperforming assets	$6,497,530	$6,772,630

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	.93%	4.20%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	.65%	2.86%

Total nonperforming assets to total assets	1.80%	3.84%

For information regarding the composition of our non-accrual loans, see “ – Results of Operations for the Years Ended December 31, 2013 and 2012 – Provision for Loan Losses.”

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. At December 31, 2013 and December 31, 2012, we had $3.9 million and $3.5 million, respectively, in modified loans, which are also referred to as troubled debt restructurings. Included in troubled debt restructurings at December 31, 2013 were five loans secured by one- to- four family residential owner occupied properties totaling $3.7 million and one home equity line of credit totaling $207,800. All but one of these of these loans are performing under their current agreements. Only one of these loans, totaling $386,400 is on nonaccrual as of December 31, 2013 and classified as substandard. The other five loans totaling $3.5 million have performed under their current agreement for greater than six months, and so are neither nonaccrual nor substandard at December 31, 2013.

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

Interest income that would have been recorded for the year ended December 31, 2013 and the year ended December 31, 2012 had nonaccrual loans been current according to their original terms, amounted to approximately $129,500 and $157,600, respectively. Interest income recognized on these loans was $168,100 and $169,600 as of December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, there were no loans 90 days past due or more and still accruing interest.

Other real estate owned totaled $1.9 million at December 31, 2013, compared to $1.7 million at December 31, 2012. Included in other real estate owned as of December 31, 2013 is one speculative construction property totaling $1.7 million, one owner occupied property totaling $182,700 and one non-owner occupied property totaling $22,500.

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

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.

	At December 31,
	2013	2012

Special mention assets	$2,534,300	$522,100
Substandard assets	4,603,300	8,158,000
Doubtful assets	0	0

Total classified and criticized assets	$7,137,600	$8,680,100

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

The decrease in classified assets for the year ended December 31, 2013 was primarily due to our efforts of working through our problem assets. We have successfully reduced our classified assets through charge-offs and disposal of some of these assets. Substandard assets at December 31, 2013 include other real estate owned totaling $1.9 million, nineteen one- to- four family residential loans totaling $790,400, two home equity lines of credit totaling $289,900 and three commercial real estate loans totaling $1.2 million. All of these loans except the three commercial real estate loans are on nonaccrual status. In addition, also included in substandard assets as of December 31, 2013 are ground rents that are seriously delinquent totaling $150,700 and one private label mortgage-backed security totaling $283,200. See “— Analysis of Nonperforming and Classified Assets.”

Special mention assets increased to $2,534,300 at December 31, 2013 from $522,100 at December 31, 2012. As of December 31, 2013, special mention assets included two one- to- four family residential loans totaling $457,000 and twelve non-owner-occupied residential loans to two borrowers totaling $2,077,300.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2013				2012
	30 – 89 Days		90 Days or More		30 – 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Real estate loans:
One- to- four family	6	$227,166	15	$713,966	8	$168,682	20	$1,408,377
Lines of credit	1	24,493	1	90,192	3	582,667	2	92,109
Commercial	0	0	0	0	0	0	0	0
Residential construction	0	0	0	0	0	0	0	0
Land	0	0	0	0	0	0	1	94,500
Consumer	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0

Total	7	$251,659	16	$804,158	11	$751,349	23	$1,594,986

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

General Valuation Allowance. We establish a general valuation allowance for loans that should be adequate to reserve for the estimated credit losses inherent in each segment of our loan portfolio, given the facts and circumstances as of the valuation date for all loans in the portfolio that have not been classified. The allowance is based on our average annual rate of net charge offs experienced over the previous eight quarters on each segment of the portfolio and is adjusted for current qualitative factors. If historical loss data is not available for a segment, the estimates used will be based on various components such as industry averages. For purposes of determining the estimated credit losses, the loan portfolio is segmented as follows: (i) one- to- four family first mortgage real estate loans; (ii) one- to- four family second mortgage real estate loans; (iii) one- to- four family home equity lines of credit; (iv) commercial loans; (v) speculative construction loans; (vi) other construction loans; (vii) land loans; and (viii) consumer loans. Qualitative factors that are considered in determining the adequacy of the allowance for loan losses are as follows: (i) trends of delinquent and nonaccrual loans; (ii) economic factors; (iii) concentrations of credit; (iv) changes in the nature and volume of the loan portfolio; and (v) changes in lending staff and loan policies. We do not record allowances for impaired loans in our general allowance; however, the balances of impaired loans are included in the other categories of our allowance for loan losses if there was no loss on the impaired loan when measured individually.

Specific Valuation Allowance. All adversely classified loans meeting the following loan balance thresholds are individually reviewed: (i) speculative construction loans; (ii) commercial loans greater than $500,000; (iii) land loans greater than $500,000; (iv) all other loans greater than $1.5 million; and (v) any other nonperforming loans. Any portion of the recorded investment in excess of the fair value of the collateral less the disposition costs is charged off against the allowance for loan losses or set up with a specific valuation allowance. Impaired loans are generally measured for loss using the fair value of collateral less disposition costs method for collateral dependent loans, and the present value of discounted cash flows method for other loans.

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

	At December 31,
	2013			2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate loans:

One- to- four family	$1,255,006	82.14%	78.89%	$1,016,991	72.90%	74.96%
Lines of credit	106,851	6.99	7.00	74,807	5.36	8.90
Commercial	131,641	8.62	11.34	191,357	13.72	11.82
Residential construction	24,635	1.61	2.12	36,945	2.65	3.19
Land	8,568	.56	.59	32,217	2.31	1.07
Consumer	924	.06	.06	868	.06	.05
Commercial	0	.00	.00	240	.02	.01
Unallocated	375	.02	.00	41,575	2.98	.00

Total	$1,528,000	100.00%	100.00%	$1,395,000	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2013	2012

Allowance for loan losses at beginning of period	$1,395,000	$1,250,000
Charge-offs:
Real estate loans:
One- to- four family	110,294	221,412
Lines of credit	69,528	0
Commercial	0	0
Residential construction	0	44,940
Land	0	35,085
Commercial	0	0
Consumer	0	87

Total charge-offs	179,822	301,524

Recoveries	(89,826)	(44,278)

Net charge-offs	89,996	257,246
Provision for loan losses	222,996	402,246

Allowance at end of period	$1,528,000	$1,395,000
Allowance for loan losses to total loans at the end of the period	1.32%	1.21%

Net charge-offs to average loans outstanding during the period	.08%	.23%

Loans are considered impaired when, based on available information, it is probable that we will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are past due and they are placed on nonaccrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate, consumer installment loans, and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (usually 90 days or less), provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, we measure impairment on such loans by reference to the fair value of the collateral. Fair value of the collateral is generally determined using third party appraisals that are reviewed by management for propriety and reasonableness. Third party appraisals are conducted at least annually. Additionally, internal evaluations of collateral value are conducted quarterly to ensure any further deterioration of the collateral value is recognized on a timely basis. Once a loss is determined to have occurred, the loan is charged down to the fair value of the collateral, net of any disposal costs, or net realizable value or a specific valuation allowance is established. Income on impaired loans is recognized in a manner similar to the method followed on nonaccrual loans.

We have classified as impaired, loans that are nonaccrual or a troubled debt restructuring. The amount of impaired loans of $4,575,800 as of December 31, 2013 was comprised of sixteen loans totaling $798,600 that were all 90 days or more delinquent, five loans totaling $281,700 we have placed on non-accrual, and five loans totaling $3,495,500 that are troubled debt restructurings and are performing in accordance with their new terms. Of the sixteen loans totaling $798,600 that are 90 days or more delinquent, eight are small balance loans on residential owner-occupied properties. Of the other eight of these loans, two are secured by owner-occupied residential properties totaling $414,900 , five are secured by non-owner-occupied residential properties totaling $262,300 and one is a home equity line of credit totaling $90,200. Of the five loans we have placed on nonaccrual that were not 90 days or more delinquent, four loans are secured by owner-occupied residential real estate totaling $82,000 and the other one loan is a home equity line of credit totaling $199,700.

We measure an impaired loan for loss in the following ways:

•	Collateral dependent loans are measured for loss at the point the loan becomes 60 or more days delinquent or at maturity if an extension is requested. We obtain a third party appraisal to determine the fair market value of the collateral. We measure these loans for loss by using the fair value of collateral less disposition costs method and if any loss is determined it is charged off directly or a specific valuation allowance is established. Subsequently, these loans are reevaluated at least annually by obtaining an updated third party appraisal to determine if there should be any further loss recognition or adjustment to the specific valuation allowance.

•	Non-collateral dependent loans are measured for loss at the point the loan becomes 90 to 120 days delinquent. If there are no work-out arrangements, we will treat the loan as a collateral dependent loan and measure for loss as stated above. If there is a work-out arrangement, the loan will be measured for loss using the present value of discounted cash flows method. If any loss is determined, it is our policy to charge off this loss directly or establish a specific valuation allowance. As long as the borrower performs under the terms of the work-out arrangement, no further measurement for loss is performed. If the borrower would fail to perform under the work-out arrangement, we will treat the loan as a collateral dependent loan and measure for loss as stated above.

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

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes adjusting our loan mix by adding more loans with variable rates and adjusting our investment portfolio mix and duration. Specifically, over the past several years we have sought to shorten the average term of our loan portfolio by emphasizing the origination of one-to-four family fixed-rate loans with shorter terms. In addition, at December 31, 2013, we had $8.1 million of home equity lines of credit, most of which reprice monthly. We also had $15.4 million of cash and cash equivalents that reprice in the very near term. With respect to liabilities, we have had some success in the current low interest rate environment in increasing our longer-term certificates of deposit, as our customers have been willing to purchase longer-term certificates of deposit in exchange for increased yield, while, conversely, decreasing our short-term certificates of deposit.

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

The following table, which is based on information from our asset/liability management model, presents the change in our economic value of equity at December 31, 2013 that would occur in the event of an immediate change in interest rates based on assumptions we have input into the model, with no effect given to any steps that we might take to counteract that change.

	Estimated Economic Value of Equity			Economic Value of Equity as % of Portfolio Value of Assets
Basis Point Change in Rates	Amount	Change	% Change	NPV Ratio	Basis Point Change

300	$23,270	$(4,686)	(17)%	14.70%	(163	)bp
200	25,443	(2,513)	(9)	15.59	(74)
100	27,199	(757)	(3)	16.22	(11)
0	27,956	—	0	16.33	0
(100)	27,742	(214)	(1)	15.97	(36)

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $15.4 million. Securities classified as available-for-sale, amounting to $16.4 million at December 31, 2013, provides an additional source of liquidity. In addition, at December 31, 2013, we had the ability to borrow a total of approximately $49.9 million from the Federal Home Loan Bank of Atlanta. At December 31, 2013, we had $20.0 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3 million line of credit with another bank, on which we had no outstanding balance at December 31, 2013.

Certificates of deposit due within one year of December 31, 2013 totaled $42.8 million, or 44.7% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2013.

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Operating lease obligations	$269,865	$261,829	$8,036	$0	$0
Federal Home Loan Bank advances and other borrowings	20,000,000	0	5,000,000	15,000,000	0
Certificates of deposit	95,651,073	42,794,982	32,153,009	17,458,028	3,245,054
Brokered deposits	0	0	0	0	0

Total	$115,920,938	$43,056,811	$37,161,045	$32,458,028	$3,245,054

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

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

For the years ended December 31, 2013 and 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Fraternity Community Bancorp, Inc.

764 Washington Boulevard

Baltimore, Maryland 21230-2398

410-539-1313 — Fax: 410-752-3806

(b)	Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013 based upon criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

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

/s/ Thomas K. Sterner

Thomas K. Sterner
Chairman of the Board and Chief Executive Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”).

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

(d) Equity Compensation Plans

The following table sets forth certain information as of December 31, 2013, with respect to the Company’s equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	69,600	$13.65	119,580	(1)
Equity compensation plans not approved by security holders	0	N/A	0

Total	69,600	$13.65	119,580

(1)	Consists of 30,480 shares that may be awarded as stock awards and 89,100 shares that may be awarded as stock options under the 2012 Equity Incentive Plan.

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

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

(b)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

4.0	Specimen Common Stock Certificate of Fraternity Community Bancorp, Inc. (1)

10.1	+ Amended and Restated Employment Agreement between Fraternity Federal Savings and Loan Association and Thomas K. Sterner (2)

10.2	+Amended and Restated Employment Agreement between Fraternity Federal Savings and Loan Association and Richard C. Schultze (2)

10.3	+Supplemental Executive Retirement Plan Agreement between Fraternity Federal Savings and Loan Association and Thomas K. Sterner (1)

10.4	+Supplemental Executive Retirement Plan Agreement between Fraternity Federal Savings and Loan Association and Richard C. Schultze (1)

10.5	+Rabbi Trust Agreement (1)

10.6	+Amended and Restated Employment Agreement between Fraternity Community Bancorp, Inc. and Thomas K. Sterner (2)

10.7	+Amended and Restated Employment Agreement between Fraternity Community Bancorp, Inc. and Richard C. Schultze (2)

10.8	+Fraternity Federal Savings and Loan Association Supplemental Executive Retirement Plan (3)

10.9	+Fraternity Federal Savings and Loan Association Employee Severance Compensation Plan (1)

10.10	+Fraternity Federal Savings and Loan Association Deferred Compensation Plan (1)

10.11	+Fraternity Community Bancorp, Inc. 2012 Equity Incentive Plan (4)

10.12	+Change in Control Agreement by and between Fraternity Community Bancorp, Inc. Fraternity Federal Savings and Loan Association and Michelle L. Miller (5)

14.0	Code of Business Conduct and Ethics (6)

21.0	Subsidiaries

23.0	Consent of Stegman & Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Fraternity Community Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheet; (ii) the consolidated statement of income; (iii) the consolidated statement of comprehensive income; (iv) the consolidated statement of cash flows; and (v) related notes.

+	Management contract or compensatory agreement or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 5, 2013 (File No. 5-54271).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on November 28, 2011 (File No. 0-54271).
(4)	Incorporated herein by reference to Appendix A to the Company’s definitive proxy statement for the 2013 annual meeting of stockholders, filed on April 12, 2013 (File No. 0-54271).
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on September 20, 2013 (File No. 0-54271).
(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-54271).

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
March 28, 2014
	By:	/s/ Thomas K. Sterner
Thomas K. Sterner
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michelle L. Miller
Michelle L. Miller
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas K. Sterner	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014
Thomas K. Sterner

/s/ Richard C. Schultze	President, Chief Operating Officer and Director	March 28, 2014
Richard C. Schultze

/s/ William J. Baird, III	Director	March 28, 2014
William J. Baird, III

/s/ William D. Norton	Director	March 28, 2014
William D. Norton

/s/ Michael P. O’Shea	Director	March 28, 2014
Michael P. O’Shea

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Fraternity Community Bancorp, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated statements of financial condition of Fraternity Community Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fraternity Community Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 28, 2014

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2013	2012
ASSETS

Cash and cash equivalents:
Cash and due from banks	$973,466	$332,300
Interest-bearing deposits in other banks	14,378,207	17,845,981

Total cash and cash equivalents	15,351,673	18,178,281

Investment securities:
Available-for-sale - at fair value	16,354,661	18,574,693
Held-to-maturity - at amortized cost (fair value approximates $8,101,210 and $8,017,510, respectively)	8,069,424	7,645,942
Loans - net of allowance for loan losses of $1,528,000 (2013) and $1,395,000 (2012)	114,577,707	114,247,837
Other real estate owned	1,921,706	1,660,364
Property and equipment, net	948,907	809,602
Federal Home Loan Bank stock - at cost - restricted	1,103,700	1,163,000
Ground rents - net of valuation allowance of $44,703 (2013 and 2012)	829,243	844,743
Accrued interest receivable	504,599	529,117
Investment in bank-owned life insurance	4,692,872	4,526,979
Deferred income taxes	1,384,832	825,063
Other assets	630,864	697,618

TOTAL ASSETS	$166,370,188	$169,703,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$118,100,920	$118,981,316
Advances from the Federal Home Loan Bank	20,000,000	20,000,000
Advances by borrowers for taxes and insurance	658,173	706,124
Other liabilities	806,844	733,132

Total liabilities	139,565,937	140,420,572

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,392,923 shares at December 31, 2013, 1,506,100 shares at December 31, 2012	13,929	15,061
Additional paid in capital	12,236,878	13,965,375
Retained earnings - substantially restricted	16,175,369	16,285,930
Unearned ESOP shares	(952,200)	(1,058,000)
Accumulated other comprehensive (loss) income	(669,725)	74,301

Total stockholders’ equity	26,804,251	29,282,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,370,188	$169,703,239

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$5,612,749	$5,701,073
Other loans	5,226	4,577
Interest and dividends on investments and bank deposits	688,751	921,732
Income from ground rents owned	43,059	46,466

Total interest income	6,349,785	6,673,848

INTEREST EXPENSE:
Interest on deposits	1,374,519	1,768,076
Interest on borrowings - short term	23,473	68,787
Interest on borrowings - long term	587,802	589,413

Total interest expense	1,985,794	2,426,276

NET INTEREST INCOME	4,363,991	4,247,572

PROVISION FOR LOAN LOSSES	222,996	402,246

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,140,995	3,845,326

NON-INTEREST INCOME:
Gain on sale of investment securities	43,335	128,078
Income on bank-owned life insurance	165,892	172,728
Gain on sale of loans	60,523	86,241
Loss on sale of other real estate owned	0	(5,542)
Other income	20,450	32,463

Total non-interest income	290,200	413,968

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,372,226	2,240,266
Occupancy expenses	550,181	499,744
Legal fees	169,977	192,385
Federal Deposit Insurance premiums	138,481	141,184
Accounting and auditing expense	163,683	158,299
Data processing expense	423,196	424,405
Directors fees	154,318	95,723
Other general and administrative expenses	663,726	490,275

Total non-interest expenses	4,635,788	4,242,281

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(204,593)	17,013

INCOME TAX BENEFIT	(94,032)	(98,233)

NET (LOSS) INCOME	$(110,561)	$115,246

(LOSS) EARNINGS PER COMMON SHARE - BASIC AND DILUTED	$(0.08)	$0.08

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

NET (LOSS) INCOME	$(110,561)	$115,246

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(1,196,709)	3,100
Less: income taxes on unrealized (losses) gains arising during the period	478,684	(1,240)

	(718,025)	1,860

Less: Reclassification adjustment for realized gains	(43,335)	(128,078)
Income taxes on reclassification adjustment	17,334	51,231

	(26,001)	(76,847)

OTHER COMPREHENSIVE LOSS	(744,026)	(74,987)

COMPREHENSIVE (LOSS) INCOME	$(854,587)	$40,259

See accompanying notes.

Fraternity Community Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balance, January 1, 2012	$15,870	$14,944,647	$16,170,684	$(1,163,800)	$149,288	$30,116,689

Net Income	0	0	115,246	0	0	115,246

Other Comprehensive Loss	0	0	0	0	(74,987)	(74,987)

Common stock repurchased	(809)	(989,403)	0	0	0	(990,212)

ESOP shares released or committed for release	0	10,131	0	105,800	0	115,931

Balance, December 31, 2012	$15,061	$13,965,375	$16,285,930	$(1,058,000)	$74,301	$29,282,667

Balance, January 1, 2013	$15,061	$13,965,375	$16,285,930	$(1,058,000)	$74,301	$29,282,667

Net Loss	0	0	(110,561)	0	0	(110,561)

Other Comprehensive Loss	0	0	0	0	(744,026)	(744,026)

Restricted Stock Awards, net of repurchases of $25,364	303	105,849	0	0	0	106,152

Stock Options	0	85,463	0	0	0	85,463

Common stock repurchased	(1,435)	(1,958,717)	0	0	0	(1,960,152)

ESOP shares released or committed for release	0	38,908	0	105,800	0	144,708

Balance, December 31, 2013	$13,929	$12,236,878	$16,175,369	$(952,200)	$(669,725)	$26,804,251

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(110,561)	$115,246
Adjustments to reconcile net (loss) income provided by operating activities:
Depreciation	108,150	89,112
Gain on sale of available-for-sale securities	(43,335)	(128,078)
Loss on sale of other real estate owned	—	5,542
Gain on sale of loans	(60,523)	(86,241)
Origination of loans held for sale	(2,629,084)	(4,565,500)
Proceeds from sale of loans held for sale	2,689,607	4,651,741
Amortization/accretion of premium/discount	(43,304)	837,821
Increase in value of bank-owned life insurance	(165,893)	(172,728)
Stock based compensation	216,979	0
Stock based compensation (ESOP)	144,708	115,931
Deferred income taxes	(91,629)	(146,974)
Provision for loan losses	222,996	402,246
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	91,272	112,418
Other liabilities	73,712	50,244

Net cash provided by operating activities	403,095	1,280,780

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(713,010)	(4,802,432)
Redemption of ground rents	15,500	10,253
Acquisition of property and equipment	(247,455)	(158,213)
Improvements to other real estate owned	(101,198)	(90,570)
Purchase of:
Investment securities available-for-sale	(6,503,794)	(10,628,151)
Investment securities held-to-maturity	(1,077,790)	(515,669)
Proceeds from:
Sales and maturities of investment securities available-for-sale	5,222,742	17,727,211
Principal paydowns on investment securities available-for-sale	2,461,696	4,992,818
Principal paydowns on investment securities held-to-maturity	568,169	627,894
Sale of Federal Home Loan Bank stock	59,300	143,500
Sale of other real estate owned	0	501,998

Net cash (used in) provided by investing activities	(315,840)	7,808,639

Fraternity Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(880,396)	(2,218,744)
Borrowings from the Federal Home Loan Bank	5,000,000	10,000,000
Repayments of Federal Home Loan Bank borrowings	(5,000,000)	(12,500,000)
Repurchase of common stock	(1,960,152)	(990,212)
Repurchase of common stock related to restricted stock awards	(25,364)	0
Increase in advances by borrowers for taxes and insurance	(47,951)	(125,324)

Net cash used in financing activities	(2,913,863)	(5,834,280)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,826,608)	3,255,139

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,178,281	14,923,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,351,673	$18,178,281

Cash paid for interest	$1,985,970	$2,426,381

Cash paid for taxes	$62,934	$0

Transfer of loans to other real estate owned	$221,449	$2,077,334

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $214,031 and $46,817 for the years ended December 31, 2013 and 2012, respectively.

Financial Statement Presentation

Certain reclassifications have been made to the financial statement presentation to conform with the current year’s method of presentation. Such reclassifications had no effect on net income.

Earnings per Common Share

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, excluding unallocated ESOP shares. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock grants.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of related taxes, which are also recognized as separate components of shareholders’ equity.

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$1,500,000	$0	$1,845	$1,498,155
Obligations of U.S. Government Agencies	5,997,686	0	759,026	5,238,660
Municipal Bonds	1,000,000	0	88,700	911,300
Mortgage-backed securities:
FNMA	5,945,252	24,257	191,649	5,777,860
GNMA	1,186,994	7,640	21,492	1,173,142
FHLMC	623,033	4,343	911	626,465
Federal Agency CMO	909,604	0	68,664	840,940
Private Label CMO	283,206	4,933	0	288,139

	$17,445,775	$41,173	$1,132,287	$16,354,661

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$2,123,116	$3,863	$52,573	$2,074,406
SBA Pools	1,197,400	0	54,447	1,142,953
Mortgage-backed securities:
FNMA	4,748,908	137,053	2,110	4,883,851

	$8,069,424	$140,916	$109,130	$8,101,210

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$2,498,684	$14,426	$4,140	$2,508,970
Obligations of U.S. Government Agencies	4,499,056	6,344	23,720	4,481,680
Mortgage-backed securities:
FNMA	3,559,558	70,278	131	3,629,705
GNMA	4,035,379	51,846	0	4,087,225
FHLMC	1,089,203	12,170	0	1,101,373
Federal Agency CMO	2,462,680	13,422	10,379	2,465,723
Private Label CMO	309,081	0	9,064	300,017

	$18,453,641	$168,486	$47,434	$18,574,693

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$1,059,606	$35,745	$6,122	$1,089,229
SBA Pools	1,740,011	19,718	22,375	1,737,354
Mortgage-backed securities:
FNMA	4,846,325	344,602	0	5,190,927

	$7,645,942	$400,065	$28,497	$8,017,510

The amortized cost and fair value of debt securities at December 31, 2013 and 2012 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	December 31, 2013
	Available-for-Sale
	Amortized Cost	Fair Value

Due in less than one year	$1,500,000	$1,498,155
Due in one year through five years	7,415	7,364
Due in five years through ten years	778,271	786,833
Due after ten years	15,160,089	14,062,309

	$17,445,775	$16,354,661

	December 31, 2013
	Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$3,541,943	$3,649,827
Due in five years through ten years	2,072,862	2,036,709
Due after ten years	2,454,619	2,414,674

	$8,069,424	$8,101,210

	December 31, 2012
	Available-for-Sale
	Amortized Cost	Fair Value

Due in less than one year	$998,684	$1,013,110
Due in one year through five years	1,503,651	1,499,464
Due in five years through ten years	1,159,145	1,183,221
Due after ten years	14,792,161	14,878,898

	$18,453,641	$18,574,693

	December 31, 2012
	Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$775,143	$752,769
Due in five years through ten years	5,361,792	5,700,271
Due after ten years	1,509,007	1,564,470

	$7,645,942	$8,017,510

The Bank recognized gross gains on sales of available-for-sale securities of $43,335 and $166,067 for the years ended December 31, 2013 and 2012, respectively. The Bank recognized gross losses on sales of available-for-sale securities of $0 and $37,989 for the years ended December 31, 2013 and 2012, respectively.

Securities with unrealized losses, segregated by length of impairment, as of December 31, 2013 and 2012 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

December 31, 2013
Available-for-sale:
Bank Notes and Corporate Bonds	$0	$0	$1,498,155	$1,845	$1,498,155	$1,845
Obligations of U.S. Government Agencies	3,944,880	552,806	1,293,780	206,220	5,238,660	759,026
Municipal Bonds	911,300	88,700	0	0	911,300	88,700
Mortgage-backed securities:
FNMA	3,949,576	191,457	21,661	192	3,971,237	191,649
GNMA	1,109,080	21,492	0	0	1,109,080	21,492
FHLMC	414,957	911	0	0	414,957	911
Federal Agency CMO	0	0	840,940	68,664	840,940	68,664

	$10,329,793	$855,366	$3,654,536	$276,921	$13,984,329	$1,132,287

Held-to-Maturity:
Municipal Bonds	$1,058,760	$18,530	$474,706	$34,043	$1,533,466	$52,573
SBA Pools	814,974	25,278	327,979	29,169	1,142,953	54,447
Mortgage-backed securities:
FNMA	1,562,003	2,110	0	0	1,562,003	2,110

	$3,435,737	$45,918	$802,685	$63,212	$4,238,422	$109,130

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

December 31, 2012
Available-for-sale:
Bank Notes and Corporate Bonds	$0	$0	$1,495,860	$4,140	$1,495,860	$4,140
Obligations of U.S. Government Agencies	2,476,280	23,720	0	0	2,476,280	23,720
Mortgage-backed securities:
FNMA	29,275	48	4,978	84	34,253	132
GNMA	0	0	0	0	0	0
FHLMC	0	0	0	0	0	0
Federal Agency CMO	1,016,189	10,378	0	0	1,016,189	10,378
Private Label CMO	300,017	9,064	0	0	300,017	9,064

	$3,821,761	$43,210	$1,500,838	$4,224	$5,322,599	$47,434

Held-to-Maturity:
Municipal Bonds	$509,344	$6,122	$0	$0	$509,344	$6,122
SBA Pools	752,769	22,375	0	0	752,769	22,375

	$1,262,113	$28,497	$0	$0	$1,262,113	$28,497

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

Furthermore, as of December 31, 2013, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Bank’s consolidated income statement.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	December 31, 2013	December 31, 2012

Real Estate Loans:
Owner Occupied One- to- four family	$79,190,821	$74,318,470
Non Owner Occupied One- to- four family	12,405,389	12,350,230
Home Equity Lines of Credit	8,129,950	10,292,388
Commercial Real Estate	13,164,122	13,668,391
Residential Construction	2,463,458	3,694,508
Land	685,464	1,241,019

Total Real Estate Loans	116,039,204	115,565,006

Consumer Loans	66,503	61,152
Commercial Loans	0	16,679

Total Loans	116,105,707	115,642,837

Less:
Allowance for loan losses	(1,528,000)	(1,395,000)

Total loans and allowance for loan losses	$114,577,707	$114,247,837

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

Owner Occupied One- To- Four Family Residential Loans. This portfolio segment consists of the origination of first mortgage loans and closed end home equity second mortgage loans secured by one- to- four family residential properties located in our market area. The Company offers both fixed and adjustable rate products on properties located in the Company’s primary market area. These loans are generally for terms of 15, 20 and 30 years amortized on a monthly basis. The Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as employment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Non Owner Occupied One- To-Four Family Real Estate Loans. Loans secured by investment properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases, although we might accept a second mortgage where the combined loan-to-value ratio is low.

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

The balance of impaired loans was $4,575,824 and $5,112,266 as of December 31, 2013 and 2012, respectively. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has fallen. All of our impaired loans are either a troubled debt restructuring or are on nonaccrual status.

Nonperforming/Past Due Loans - Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $1,080,286 and $4,852,783 at December 31, 2013 and 2012, respectively. There were no accruing loans that were more than 90 days past due at December 31, 2013 or 2012.

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

To establish the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon the previous eight quarters history. This rolling history is utilized so that we have the most current and relevant charge-off trend data. These charge-offs are segregated by loan segment and compared to their respective loan segment average balances for the same period in order to calculate the charge-off percentage. That calculation determines the required allowance for loan loss level. The Company then applies additional loss multipliers to the different segments of loans to reflect various environmental factors. For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for losses inherent within these portfolios as of the reporting date.

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments. As of December 31, 2013 there are six loans totaling $3,881,957 classified as troubled debt restructurings.

The credit quality of the loan portfolio is summarized quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan loss portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor(s) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with well-defined risk issues which creates a high level of uncertainty regarding the long term viability of the business. These loans exhibit material negative financial trends due to company specific or economic conditions. If these potential weaknesses are not mitigated, they threaten the borrower’s capacity to meet its debt obligations.

•	Substandard – loans in which the primary source of repayment is gone and causing us to rely upon a secondary source of repayment or in which the collateral has deteriorated or must be liquidated for repayment of the loan. These loans are characterized by the distinct possibility that the institution will sustain some loss if the weaknesses are not corrected.

The following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses as of December 31, 2013 and 2012:

Credit Risk Analysis of Loans Receivable

As of December 31, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$78,205,713	$10,065,786	$7,840,054	$11,996,653	$2,463,458	$685,464	$66,503	$0	$111,323,631
Special Mention	457,008	2,077,313	0	0	0	0	0	0	2,534,321
Substandard	528,100	262,290	289,896	1,167,469	0	0	0	0	2,247,755

Total	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

Credit risk profile based on payment activity:
Performing	$78,662,721	$12,143,099	$7,840,054	$13,164,122	$2,463,458	$685,464	$66,503	$0	$115,025,421
Nonperforming	528,100	262,290	289,896	0	0	0	0	0	1,080,286

Total	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

Credit Risk Analysis of Loans Receivable

As of December 31, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$70,246,078	$11,460,323	$9,974,239	$12,480,780	$3,694,508	$1,146,519	$61,152	$16,679	$109,080,278
Special Mention	0	522,164	0	0	0	0	0	0	522,164
Substandard	4,072,392	367,743	318,149	1,187,611	0	94,500	0	0	6,040,395

Total	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Credit risk profile based on payment activity:
Performing	$70,246,079	$11,982,487	$9,974,239	$13,668,391	$3,694,508	$1,146,519	$61,152	$16,679	$110,790,054
Nonperforming	4,072,391	367,743	318,149	0	0	94,500	0	0	4,852,783

Total	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Aged Analysis of Past Due Loans Receivable

As of December 31, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$224,165	$0	$24,493	$0	$0	$0	$0	$0	$248,658
60-89 Days Past Due	3,001	0	0	0	0	0	0	0	3,001
Greater Than 90 Days Past Due	450,480	263,486	90,192	0	0	0	0	0	804,158

Total Past Due	677,646	263,486	114,685	0	0	0	0	0	1,055,817

Current	78,513,175	12,141,903	8,015,265	13,164,122	2,463,458	685,464	66,503	0	115,049,890

Total Loans Receivable	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

Aged Analysis of Past Due Loans Receivable

As of December 31, 2012

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$158,522	$0	$90,192	$0	$0	$0	$0	$0	$248,714
60-89 Days Past Due	10,160	0	492,475	0	0	0	0	0	502,635
Greater Than 90 Days Past Due	1,040,634	367,743	92,109	0	0	94,500	0	0	1,594,986

Total Past Due	1,209,316	367,743	674,776	0	0	94,500	0	0	2,346,335
Current	73,109,154	11,982,487	9,617,612	13,668,391	3,694,508	1,146,519	61,152	16,679	113,296,502

Total Loans Receivable	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

The following tables detail activity in the allowance for loan losses for the years ended December 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total

Allowance for loan losses:
December 31, 2013:
Beginning Balance	$810,892	$206,099	$74,807	$191,357	$36,945	$32,217	$868	$240	$41,575	$1,395,000
Provision for loan losses	106,509	210,220	97,576	(59,716)	(12,310)	(77,899)	56	(240)	(41,200)	222,996
Charge-offs	(44,215)	(66,079)	(69,528)	0	0	0	0	0	0	(179,822)
Recoveries	28,580	3,000	3,996	0	0	54,250	0	0	0	89,826

Net (charge-offs) recoveries	(15,635)	(63,079)	(65,532)	0	0	54,250	0	0	0	(89,996)

Ending Balance	$901,766	$353,240	$106,851	$131,641	$24,635	$8,568	$924	$0	$375	$1,528,000

December 31, 2012:
Beginning Balance	$495,271	$77,051	$145,830	$190,767	$28,952	$120,372	$2,858	$1,008	$187,891	$1,250,000
Provision for loan losses	436,903	188,895	(75,019)	590	52,933	(53,070)	(1,902)	(768)	(146,316)	402,246
Charge-offs	(161,564)	(59,847)	0	0	(44,940)	(35,085)	(88)	0	0	(301,524)
Recoveries	40,282	0	3,996	0	0	0	0	0	0	44,278

Net (charge-offs) recoveries	(121,282)	(59,847)	3,996	0	(44,940)	(35,085)	(88)	0	0	(257,246)

Ending Balance	$810,892	$206,099	$74,807	$191,357	$36,945	$32,217	$868	$240	$41,575	$1,395,000

The following table details the amounts evaluated for impairment collectively and individually allocated to each portfolio segment as of December 31, 2013 and 2012, detailed on the basis of the impairment methodology used by the Company.

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

December 31, 2013:
Loans individually evaluated for impairment	$3,815,829	$262,289	$497,706	$0	$0	$0	$0	$0	$4,575,824

Loans collectively evaluated for impairment	$75,374,992	$12,143,100	$7,632,244	$13,164,122	$2,463,458	$685,464	$66,503	$0	$111,529,883

Balance at December 31, 2013	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

December 31, 2012:
Loans individually evaluated for impairment	$4,331,874	$367,743	$318,149	$0	$0	$94,500	$0	$0	$5,112,266

Loans collectively evaluated for impairment	$69,986,596	$11,982,487	$9,974,239	$13,668,391	$3,694,508	$1,146,519	$61,152	$16,679	$110,530,571

Balance at December 31, 2012	$74,318,470	$12,350,230	$10,292,388	$13,668,391	$3,694,508	$1,241,019	$61,152	$16,679	$115,642,837

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. Information with respect to nonperforming assets and troubled debt restructurings at December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012

Non-Accrual Loans:
Owner-occupied one- to- four family	$528,100	$4,072,391
Non owner-occupied one- to- four family	262,290	367,743
Home Equity Lines of credit	289,896	318,149
Land	0	94,500

Total Non-Accrual Loans	1,080,286	4,852,783
Other Real Estate Owned, net	1,921,706	1,660,364
Loans 90 days or more past due and still accruing	0	0

Total Nonperforming Assets	3,001,992	6,513,147

Troubled Debt Restructurings	3,881,957	3,532,094

Troubled Debt Restructurings included In Non-Accrual Loans	(386,419)	(3,272,611)

Troubled Debt Restructurings and Total Nonperforming Assets	$6,497,530	$6,772,630

At December 31, 2013 and 2012, there were no loans 90 days past due or more and still accruing interest. At December 31, 2013, the Company had twenty one loans on non-accrual status with foregone interest in the amount of $129,519. At December 31, 2012, the Company had twenty nine loans on non-accrual status with foregone interest of $157,571.

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2013 and 2012:

	As of December 31, 2013			As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no allowance recorded:
Owner Occupied one- to- four family residential	$782,371	$810,780	$0	$2,035,761	$2,040,518	$0
Non Owner Occupied one- to- four family residential	16,751	82,830	0	367,743	395,474	0

Home Equity Lines of Credit	497,706	567,234	0	318,149	318,149	0

Construction	0	0	0	0	0	0

Land	0	0	0	94,500	162,984	0

Total with no allowance	$1,296,828	$1,460,844	$0	$2,816,153	$2,917,125	$0

With an allowance recorded:
Owner Occupied one- to- four family residential	$3,033,457	$3,033,457	$210,773	$2,296,113	$2,296,113	$189,862
Non Owner Occupied one- to- four family residential	245,539	273,270	64,234	0	0	0

Total with an allowance	$3,278,996	$3,306,727	$275,007	$2,296,113	$2,296,113	$189,862

Grand total:
Owner Occupied one- to- four family residential	$3,815,828	$3,844,237	$210,773	$4,331,874	$4,336,631	$189,862
Non Owner Occupied one- to- four family residential	262,290	356,100	64,234	367,743	395,474	0

Home Equity Lines of Credit	497,706	567,234	0	318,149	318,149	0

Construction	0	0	0	0	0	0

Land	0	0	0	94,500	162,984	0

Grand total	$4,575,824	$4,767,571	$275,007	$5,112,266	$5,213,238	$189,862

Information on impaired loans for the years ended December 31, 2013 and 2012 is as follows:

	December 31, 2013		December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Owner Occupied one- to- four family residential	$1,604,878	$34,544	$1,783,385	$66,631
Non Owner Occupied one- to- four family residential	153,499	0	432,042	8,128

Home Equity Lines of Credit	478,116	23,055	283,476	14,249

Construction	0	0	626,079	0

Land	23,250	0	186,709	0

Total with no allowance	$2,259,743	$57,599	$3,311,691	$89,008

With an allowance recorded:
Owner Occupied one- to- four family residential	$2,647,724	$110,524	$842,500	$80,588
Non Owner Occupied one- to- four family residential	92,403	0	0	0

Total with an allowance	$2,740,127	$110,524	$842,500	$80,588

Grand total:
Owner Occupied one- to- four family residential	$4,252,602	$145,068	$2,625,885	$147,219
Non Owner Occupied one- to- four family residential	245,902	0	432,042	8,128

Home Equity Lines of Credit	478,116	23,055	283,476	14,249

Construction	0	0	626,079	0

Land	23,250	0	186,709	0

Grand total	$4,999,870	$168,123	$4,154,191	$169,596

The following table reflects impaired loans as of December 31, 2013 and 2012. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has fallen.

	December 31, 2013	December 31, 2012
Impaired performing loans:
Owner occupied one- to- four family	$0	$0
Non owner occupied one- to- four family	0	0
Home equity lines of credit	0	0
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one- to- four family	3,287,728	259,483
Non owner occupied one- to- four family	0	0
Home equity lines of credit	207,810	0
Commercial	0	0
Construction	0	0
Land	0	0

Total impaired performing loans	3,495,538	259,483

Impaired nonperforming loans (nonaccrual):
Owner occupied one- to- four family	141,681	1,120,320
Non owner occupied one- to- four family	262,290	367,743
Home equity lines of credit	289,896	92,109
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one- to- four family	386,419	2,952,071
Non owner occupied one- to- four family	0	0
Home equity lines of credit	0	226,040
Commercial	0	0
Construction	0	0
Land	0	94,500

Total impaired nonperforming loans (nonaccrual)	1,080,286	4,852,783

Total impaired loans	$4,575,824	$5,112,266

Loans may be periodically modified in a troubled debt restructuring (TDR), where the Company will make concessions to a borrower having financial difficulty to help the borrower remain current on the loan and/or to avoid foreclosure. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is generally recognized through a charge-off through the allowance, however, if a specific reserve has been established, impairment is recognized through the provision for loan losses. At December 31, 2013, we had six loans that were restructured totaling $3,881,957. Five loans, totaling

$3,674,147 were secured by owner-occupied one- to- four family residential properties and one loan totaling $207,810 is a home equity line of credit. At December 31, 2012, we had seven loans that were restructured totaling $3,532,094. Five loans, totaling $3,211,554 were secured by owner-occupied one- to- four family residential properties, one loan totaling $94,500 is secured by a residential lot, and one loan totaling $226,040 is a home equity line of credit.

The following table is a summary of impaired loans that were modified due to a TDR by class for the years ended December 31, 2013 and 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts immediately after the modification:

Modifications for the Year Ended December 31, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one- to- four family residential	1	$769,303	$748,393

Modifications for the Year Ended December 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one- to- four family residential	2	$2,296,113	$2,106,251
Home Equity Line of Credit	1	230,864	230,864

Total	3	$2,526,977	$2,337,115

The following table presents loans by loan class modified as TDR’s within the previous twelve months from, and for which there was a payment default (90 days or more past due) during the years ended December 31, 2013 and 2012:

Year Ended December 31, 2013		Year Ended December 31, 2012
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

2	$646,141	0	$0

4.	GROUND RENTS

The carrying value of ground rents was as follows:

	December 31,
	2013	2012

Ground rents at cost	$873,946	$889,446
Less valuation allowance	(44,703)	(44,703)

Total	$829,243	$844,743

Ground rents represent the value of long-term leases with respect to land we own underlying residential properties. Based on the analysis of the ground rents owned by the Bank, management has determined that the valuation allowance is adequate as of December 31, 2013.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2013	2012

Land	$170,773	$170,773
Land improvements	27,284	27,284
Building	952,889	852,909
Furniture, fixtures, and equipment	999,742	889,165
Leasehold improvements	352,982	351,007
Automobiles	77,246	74,766

	2,580,916	2,365,904
Less accumulated depreciation and amortization	1,632,009	1,556,302

Net book value of property and equipment	$948,907	$809,602

Depreciation expense amounted to $108,150 and $89,112 for the years ended December 31, 2013 and 2012, respectively.

The Bank is obligated under noncancelable lease agreements for three branches. The leases each contain renewal options and provide that the Bank pay property taxes, insurance and maintenance costs. Total rent expense under operating leases for the years ended December 31, 2013 and 2012 was $288,413 and $261,473, respectively.

Future minimum lease payments under leases having initial or remaining noncancelable leases:

2014	285,088
2015	81,765

6.	DEPOSIT ACCOUNTS

Deposit accounts by type are as follows:

	December 31,
	2013	2012

Demand	$1,353,813	$1,254,851
Passbook	14,116,211	16,756,247
NOW accounts	4,729,498	4,169,267
Money market funds	2,250,325	1,878,333
Certificates of deposit	95,651,073	94,591,711
Brokered deposits	0	330,907

Total	$118,100,920	$118,981,316

The following tables present contractual maturities of certificate accounts:

	As of December 31, 2013
	2014	2015	2016	2017	2018	2019 and thereafter

Certificates of Deposit	$42,794,982	$10,841,805	$21,311,204	$4,392,121	$13,065,907	$3,245,054

	As of December 31, 2012
	2013	2014	2015	2016	2017	2018 and thereafter

Certificates of Deposit	$51,647,370	$23,442,673	$8,259,151	$5,255,553	$3,739,738	$2,247,226

Certificates of deposit and other time deposits in denominations of more than $250,000 totaled $4,898,443 and $4,898,847 as of December 31, 2013 and 2012, respectively. Certificates of deposit and other time deposits in denominations of $100,000 or more totaled $34,511,849 and $31,693,327 as of December 31, 2013 and 2012, respectively. Generally, deposit amounts in excess of $250,000 are not federally insured.

The Bank held deposits of $165,800 for related parties at December 31, 2013.

Interest expense by deposit type is as follows:

	December 31,
	2013	2012

Demand	$0	$0
Passbook	31,142	56,519
NOW / Money market funds	7,741	13,842
Certificates of deposit	1,322,573	1,680,675
Brokered deposits	13,063	17,040

Total	$1,374,519	$1,768,076

7.	BORROWED FUNDS

Total advances outstanding from the Federal Home Loan Bank (FHLB) were $20,000,000 as of December 31, 2013 and 2012, respectively. The total amount available under the line of credit at December 31, 2013 was approximately $49,900,000.

Advances are summarized as follows:

		December 31, 2013		December 31, 2012
Year of Maturity	Interest Rate	Balance	Average Amount	Balance	Average Amount

2012	3.32%	$0	$0	$0	$1,666,667
2012	0.14%	0	0	0	833,333
2012	0.24%	0	0	0	1,250,000
2012	0.27%	0	0	0	2,500,000
2013	0.26%	0	1,630,137	5,000,000	416,667
2016	0.57%	5,000,000	3,369,863	0	0
2017	4.28%	5,000,000	5,000,000	5,000,000	5,000,000
2018	3.94%	5,000,000	5,000,000	5,000,000	5,000,000
2018	3.38%	5,000,000	5,000,000	5,000,000	5,000,000

		$20,000,000	$20,000,000	$20,000,000	$21,666,667

Interest is paid monthly with principal due at maturity for all advances outstanding at December 31, 2013 and 2012. Interest expense on advances from the FHLB amounted to $611,275 and $658,200 for the years ended December 31, 2013 and 2012, respectively.

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and qualifying first and second mortgage loans, home equity loans and commercial real estate loans.

8.	INCOME TAXES

The components of income tax (benefit) expense are as follows:

	Year Ended December 31,
	2013	2012

Current tax (benefit) expense:
Federal	$(1,901)	$38,547
State	(502)	10,194

Total current tax (benefit) expense	(2,403)	48,741

Deferred tax benefit:
Federal	(89,543)	(131,087)
State	(2,086)	(15,887)

Total deferred tax benefit	(91,629)	(146,974)

Total income tax benefit	$(94,032)	$(98,233)

A reconciliation between income tax (benefit) expense and taxes computed at the statutory federal rate is as follows:

	December 31,
	2013	2012

Federal income tax rate	(34.0)%	34.0%
State income taxes, net of federal income tax effect	(9.0)	(72.3)
Decrease resulting from:
Increase in value of bank-owned life insurance	(27.6)	(345.2)
Other	24.6	(193.9)

Effective tax rate	(46.0)%	(577.4)%

	December 31,
	2013	2012
Deferred tax assets:
Provision for loan losses	$602,720	$550,258
Deferred compensation	248,436	198,166
Net operating losses	183,274	87,008
Nonaccrual loan income	51,089	62,154
Restricted stock awards	25,149	0
Nonqualified stock options	9,009	0
Other real estate owned valuation	28,600	51,399
ATM Credit	55,566	68,220
Other	18,658	17,635

Total gross deferred tax assets	$1,222,501	$1,034,840

Deferred tax liabilities:
Depreciation	$88,090	$55,339
Loan fee income	147,208	83,929
FHLB stock dividend	23,759	23,759

Total gross deferred tax liabilities	259,057	163,027

Net deferred tax assets attributable to operations	963,444	871,813
Deferred tax on unrealized income on investments charged to other comprehensive income	421,388	(46,750)

Net deferred income tax asset	$1,384,832	$825,063

As of December 31, 2013, the Company had net operating loss carryforwards of approximately $352,000, which expire beginning in 2030. In determining whether a valuation allowance on deferred tax assets is required, management reviews its current tax position and the ability to carry back losses as well as projected future taxable income exclusive of reversing temporary differences and carry-forwards. No valuation allowance has been established as management believes it will generate sufficient income in future years to realize the net operating loss benefits before they expire.

9.	EMPLOYEE RETIREMENT PLANS

The Bank sponsors an employee 401(k) savings and investment plan. The plan covers substantially all employees meeting age and service requirements and provides for both employee and employer matching contributions under Safe Harbor provisions. Expenses related to this plan for the years ended December 31, 2013 and 2012 were $62,036 and $60,047, respectively.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the years ended December 31, 2013 and 2012 was $144,708 and $115,931, respectively.

A summary of ESOP shares at December 31, 2013 and 2012 is as follows:

	2013	2012

Shares committed for release	31,740	21,160

Unearned shares	95,220	105,800

Total ESOP shares	126,960	126,960

Fair Value of unearned shares	$1,352,124	$1,269,600

10.	STOCK-BASED COMPENSATION

In May 2012, the Company’s shareholders approved a new Equity Incentive Plan (the “2012 Equity Incentive Plan’’). The 2012 Equity Incentive Plan allows for up to 63,480 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 158,700 shares to be issued to employees, executive officers or Directors in the form of stock options. At December 31, 2013, there were 33,000 restricted stock awards issued and outstanding and 69,600 stock option awards granted under the 2012 Incentive Plan. At December 31, 2012, there were no restricted stock awards issued and outstanding and no stock option awards granted under the 2012 Incentive Plan.

Under the above plan, the exercise price is the market price at date of grant. The maximum option term is ten years and the vesting period is 25% immediately, 25% after one year, 25% after two years and 25% after three years. The Company issues new shares to satisfy share option exercises. Total compensation costs that have been charged against income for the stock option plan was $85,463 and $0, respectively, for the years ended December 31, 2013 and 2012.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical data. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the Federal Funds rate in effect at the time of the grant.

The fair value of options granted during 2013 was determined using the following weighted-average assumptions as of grant date.

2013
Risk-free interest rate	0.25%
Expected term	10.0 years
Expected stock price volatility	24.36%
Dividend yield	0.0%

A summary of stock option activity for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	0	$0.00	0 years	$0
Granted	69,600	13.65	10.0 years	38,280
Exercised	0	0.00	10.0 years	0
Forfeited, exchanged or expired	(0)	0.00	10.0 years	0

Outstanding at end of year	69,600	$13.65	9.8 years	$38,280

Exercisable at end of year	17,400	$13.65	9.8 years	$9,570

As of December 31, 2013 and 2012, there were $207,553 and $0, respectively, of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.83 years. As of December 31, 2013, the weighted average fair value of the options granted was $4.21.

Restricted Stock: The specific terms of each restricted stock award are determined by the Compensation Committee at the date of the grant. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of the stock was determined using the total number of restricted stock awards granted multiplied by the fair market value of a share of Company stock at the grant date. Restricted stock awards are vested 25% immediately, 25% after one year, 25% after two years and 25% after three years.

A summary of changes in the Company’s nonvested shares for the year is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	0	$0.00
Granted	33,000	12.75
Vested	(8,252)	12.75
Forfeited	(0)	0.00

Nonvested at December 31, 2013	24,748	$12.75

The Company recorded restricted stock awards expense of $140,284 and $0 in 2013 and 2012. As of December 31, 2013, there was $280,466 of total unrecognized compensation cost related to nonvested shares granted under the 2012 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 2.67 years.

11.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The Bank had commitments to originate mortgages of $0 and $1,093,450, secured by dwelling units, at December 31, 2013 and 2012, respectively, of which all of these commitments are for fixed-rate loans. Additionally, the Bank had unfunded lines of credit totaling $10,323,082 and $10,191,076 as of December 31, 2013 and 2012, respectively. Generally, these lines of credit are variable rate loans.

12.	DEFERRED COMPENSATION

The Bank has entered into deferred compensation agreements with two of its executive officers and two of its outside directors. Under the terms of the agreements, which consist of both a defined contribution component and a defined benefit component, the Bank is obligated to provide annual benefits for the officers and directors or their beneficiaries, after the officer’s or director’s death, disability, or retirement. For the defined benefit component the estimated present value to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for these plans for the years ended December 31, 2013 and 2012 was $125,381 and $114,281, respectively.

13.	REGULATORY MATTERS

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

As of December 31, 2013 and 2012 (the most recent notification from the OCC), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Bank’s capital position:

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2013 :
Total Risk-Based Capital (to risk-weighted assets)	$24,857	26.96%	$9,220	10.0%
Tier I Capital (to risk-weighted assets)	$23,700	25.71%	$5,531	6.0%
Tier I Capital (to adjusted total assets)	$23,700	14.19%	$8,351	5.0%

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2012:
Total Risk-Based Capital (to risk-weighted assets)	$24,982	25.95%	$9,627	10.0%
Tier I Capital (to risk-weighted assets)	$23,776	24.70%	$5,776	6.0%
Tier I Capital (to adjusted total assets)	$23,776	14.02%	$8,479	5.0%

On May 8, 2012, the Company authorized the repurchase of up to 158,700 shares of its common stock. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares. As of December 31, 2013, there have been 158,700 shares repurchased by the Company, for an aggregate expenditure totaling $2,051,977, at an average price of $12.93

On July 25, 2013, the Company authorized the repurchase of up to 142,830 shares of its common stock. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price and to provide a source of liquidity for the Company’s shares. As of December 31, 2013, there have been 65,700 shares repurchased by the Company, for an aggregate expenditure totaling $898,387, at an average price of $13.67.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2013 and 2012:

	December 31, 2013 Net Unrealized Gain and Losses on Investment Securities	December 31, 2012 Net Unrealized Gain and Losses on Investment Securities

Beginning Balance	$74,301	$149,288

Other comprehensive (loss) income before reclassifications	(718,025)	1,860
Amounts reclassified from accumulated other comprehensive loss	(26,001)	(76,847)

Net current period other comprehensive (loss)	(744,026)	(74,987)

Ending Balance	$(669,725)	$74,301

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented

Reclassification adjustment for realized gains	$(43,335)	$(128,078)	Non-Interest Income
	17,334	51,231	Income Tax Expense

Total Reclassification for the Period	$(26,001)	$(76,847)	Net of Tax

15.	FAIR VALUE MEASUREMENTS

Measurement of fair value under U.S. GAAP establishes a hierarchy that prioritizes observable and unobservable inputs used to measure fair value, as of the measurement date, into three broad levels, which are described as follows:

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

The following table presents the Bank’s assets measured at fair value on a recurring basis:

	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$1,498,155	$0	$1,498,155	$0
Obligations of U.S. Government agencies	5,238,660	0	5,238,660	0
Municipal Bonds	911,300	0	911,300	0
FNMA	5,777,860	0	5,777,860	0
GNMA	1,173,142	0	1,173,142	0
FHLMC	626,465	0	626,465	0
Federal Agency CMO	840,940	0	840,940	0
Private label CMO	288,139	0	288,139	0

	$16,354,661	$0	$16,354,661	$0

Total assets measured at fair value	$16,354,661	$0	$16,354,661	$0

	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$2,508,970	$0	$2,508,970	$0
Obligations of U.S. Government agencies	4,481,680	0	4,481,680	0
FNMA	3,629,705	0	3,629,705	0
GNMA	4,087,225	0	4,087,225	0
FHLMC	1,101,373	0	1,101,373	0
Federal Agency CMO	2,465,723	0	2,465,723	0
Private label CMO	300,017	0	300,017	0

	$18,574,693	$0	$18,574,693	$0

Total assets measured at fair value	$18,574,693	$0	$18,574,693	$0

Available-for-sale Securities

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

For assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at December 31, 2013	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans:
Owner occupied one- to- four family	$3,605,055	$0	$3,605,055	$0
Non owner occupied one- to- four family	198,056	0	198,056	0
Home Equity Lines of Credit	497,706	0	497,706	0
Land	0	0	0	0

	$4,300,817	$0	$4,300,817	$0

Other real estate owned:	$1,921,706	$0	$1,921,706	$0

	Fair Value at December 31, 2012	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans:
Owner occupied one- to- four family	$4,142,012	$0	$4,142,012	$0
Non owner occupied one- to- four family	367,743	0	367,743	0
Home Equity Lines of Credit	318,149	0	318,149	0
Land	94,500	0	94,500	0

	$4,922,404	$0	$4,922,404	$0

Other real estate owned:	$1,660,364	$0	$1,660,364	$0

Impaired Loans

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

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions are set forth below for the Bank’s financial instruments as of December 31, 2013 and 2012.

	December 31, 2013
		Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total
Assets:
Securities - available-for-sale	$16,354,661	$0	$16,354,661	$0	$16,354,661
Securities - held-to-maturity	8,069,424	0	8,101,210	0	8,101,210
Loans, net of allowance	114,577,707	0	4,300,817	112,002,812	116,303,629
Federal Home Loan Bank stock	1,103,700	0	1,103,700	0	1,103,700

Liabilities:
Deposit accounts and advances by borrowers	118,759,093	0	119,172,829	0	119,172,829
Advances from the FHLB	20,000,000	0	20,590,659	0	20,590,659

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total
Assets:
Securities - available-for-sale	$18,574,693	$0	$18,574,693	$0	$18,574,693
Securities - held-to-maturity	7,645,942	0	8,017,510	0	8,017,510
Loans, net of allowance	114,247,837	0	4,922,404	114,602,043	119,524,447
Federal Home Loan Bank stock	1,163,000	0	1,163,000	0	1,163,000

Liabilities:
Deposit accounts and advances by borrowers	119,687,440	0	120,305,935	0	120,305,935
Advances from the FHLB	20,000,000	0	20,805,808	0	20,805,808

(a) Securities - The fair value of securities excluding Federal Home Loan Bank stock, is based on bid prices received from an external pricing service or bid quotations received from securities dealers.

(b) Loans - Loans were segmented into portfolios with similar financial characteristics. Loans were also segmented by loan category. Each loan category was further segmented by fixed and adjustable rate interest terms and performing and nonperforming categories. The fair value of residential loans was calculated by discounting anticipated cash flows based on weighted-average contractual maturity, weighted-average coupon, and discount rate.

The fair value for nonperforming loans was determined by reducing the carrying value of nonperforming loans by the Company’s historical loss percentage for each specific loan category.

(c) Federal Home Loan Bank Stock - The fair value of Federal Home Loan Bank stock approximates its carrying value based on the redemption provisions of the Federal Home Loan Bank.

(d) Deposits and Advances by Borrowers - The fair value of deposits with no stated maturity, such as noninterest bearing deposits, interest-bearing NOW accounts, money market and statement savings accounts, is deemed to be equal to the carrying amounts. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate for certificates of deposit was estimated using the rate currently offered for deposits of similar remaining maturities.

(e) Advances from the FHLB - Fair values are estimated by discounting carrying values using a cash flow approach based on market rates as of December 31, 2013 and 2012.

(f) Off-Balance Sheet Financial Instruments - The Company’s adjustable rate commitments to extend credit move with market rates and are not subject to interest rate risk. The rates and terms of the Company’s fixed rate commitments to extend credit are competitive with others in the various markets in which the Company operates. The fair values of these instruments are immaterial.

(g) Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

17.	EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

	2013	2012
Basic
Net Income	$(110,561)	$115,246

Weighted average common shares outstanding	1,341,586	1,451,844

Basic earnings per common share	$(.08)	$.08

Diluted
Net Income	$(110,561)	$115,246

Weighted average common shares outstanding for basic earnings per common share	1,341,586	1,451,844
Add: Dilutive effects of assumed exercise of stock options and vesting of restricted stock	0	0

Average shares and dilutive potential common shares	1,341,586	1,451,844

Diluted earnings per common share	$(.08)	$.08

Common stock equivalents of 69,600 shares of common stock were not considered in computing diluted earnings per share for 2013 because they were anti-dilutive. There were no common stock equivalents outstanding during 2012.

18.	PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, statements of operations and statements of cash flows for Fraternity Community Bancorp, Inc. for the years ended December 31, 2013 and 2012.

CONDENSED BALANCE SHEETS

	2013	2012
Assets:
Cash and due from bank	$3,773,957	$5,432,923
Investment in bank subsidiary	23,030,293	23,849,744
Deferred income taxes	7,455	7,443
Income taxes receivable	(7,455)	(7,443)

Total assets	$26,804,250	$29,282,667

Liabilities and Stockholders’ Equity
Liabilities:	0	0

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,392,923 shares at December 31, 2013 and 1,506,100 shares at December 31, 2012	13,929	15,061
Additional paid in capital	12,236,878	13,965,375
Retained earnings	15,505,643	16,360,231
Unearned ESOP shares	(952,200)	(1,058,000)

Total stockholders’ equity	26,804,250	29,282,667

Total liabilities and stockholders’ equity	$26,804,250	$29,282,667

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012

Interest income on loans	$0	$0
Interest income on ESOP loan	0	0

Total income	0	0

Operating expenses	18,900	18,868

Loss before equity in income of bank subsidiary	(18,900)	(18,868)

Equity in net (loss) income of bank subsidiary	(91,661)	134,114

Net (loss) income	$(110,561)	$115,246

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012

Cash flows from operating activities:
Net (loss) income	$(110,561)	$115,246
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in undistributed net income of subsidiary	91,661	(134,114)
Share based ESOP adjustment	38,908	10,131
(Increase) decrease in other assets	(12)	1,940
Increase (decrease) in other liabilities	12	(1,940)

Net cash provided by (used in) operating activities	20,008	(8,737)

Cash flows from investing activities:
Investment in bank subsidiary	175,378	12,540

Net cash provided by investing activities	175,378	12,540

Cash flows from financing activities:
Proceeds from issuance of common stock (net of costs)	0	0
Repayment of loan from bank subsidiary	105,800	105,800
Stock repurchases	(1,960,152)	(990,212)

Net cash used in investing activities	(1,854,352)	(884,412)

Net decrease in cash and cash equivalents	(1,658,966)	(880,609)
Cash and cash equivalents, beginning of year	5,432,923	6,313,532

Cash and cash equivalents, end of year	$3,773,957	$5,432,923

19.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires a reporting entity to provide information about the amounts reclassified out of accumulated comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments in this ASU are effective for the Company on January 1, 2014. Early adoption and retrospective application is permitted. The Company will evaluate these amendments but does not believe they will have an impact on its financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-4, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for the Company on January 1, 2015, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The Company will evaluate these amendments but does not believe they will have an impact on its financial position or results of operations.