Form 10-Q
period 2014-03-31
Fraternity Community Bancorp Inc
filed 2014-05-13
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

As of May 8, 2014, the registrant had 1,392,923 shares of common stock issued and outstanding.

i

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$789,678	$973,466
Interest-bearing deposits in other banks	11,277,399	14,378,207

Total cash and cash equivalents	12,067,077	15,351,673

Investment securities:
Available-for-sale - at fair value	16,431,981	16,354,661
Held-to-maturity - at amortized cost (fair value approximates $8,011,067 and $8,101,210, respectively)	7,924,132	8,069,424
Loans - net of allowance for loan losses of $1,528,000 (2014 and 2013)	117,117,231	114,577,707
Other real estate owned	2,049,405	1,921,706
Property and equipment, net	922,476	948,907
Federal Home Loan Bank stock - at cost - restricted	1,049,800	1,103,700
Ground rents - net of valuation allowance of $44,703 (2014 and 2013)	829,243	829,243
Accrued interest receivable	561,108	504,599
Investment in bank-owned life insurance	4,732,326	4,692,872
Deferred income taxes	1,241,974	1,384,832
Other assets	630,645	630,864

TOTAL ASSETS	$165,557,398	$166,370,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$116,570,686	$118,100,920
Advances from the Federal Home Loan Bank	20,000,000	20,000,000
Advances by borrowers for taxes and insurance	1,078,575	658,173
Other liabilities	827,139	806,844

Total liabilities	138,476,400	139,565,937

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,392,923 shares at March 31, 2014 and December 31, 2013	13,929	13,929
Additional paid in capital	12,292,736	12,236,878
Retained earnings - substantially restricted	16,127,675	16,175,369
Unearned ESOP shares	(925,750)	(952,200)
Accumulated other comprehensive loss	(427,592)	(669,725)

Total stockholders’ equity	27,080,998	26,804,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,557,398	$166,370,188

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$1,373,736	$1,407,762
Other loans	1,245	1,265
Interest and dividends on investments and bank deposits	182,927	179,032
Income from ground rents owned	10,389	11,495

Total interest income	1,568,297	1,599,554

INTEREST EXPENSE:
Interest on deposits	289,273	374,520
Interest on borrowings - short term	7,027	3,175
Interest on borrowings - long term	144,938	144,938

Total interest expense	441,238	522,633

NET INTEREST INCOME	1,127,059	1,076,921
(RECOVERY OF) PROVISION FOR LOAN LOSSES	(3,027)	20,944

NET INTEREST INCOME AFTER (RECOVERY OF) PROVISION FOR LOAN LOSSES	1,130,086	1,055,977

NON-INTEREST INCOME:
Gain on sale of investment securities	—	43,335
Income on bank-owned life insurance	39,454	39,808
Gain on sale of loans	—	35,779
Other income	(523)	5,795

Total non-interest income	38,931	124,717

NON-INTEREST EXPENSES:
Salaries and employee benefits	631,495	571,528
Occupancy expenses	147,066	136,565
Legal fees	29,787	25,814
Federal Deposit Insurance premiums	31,902	35,434
Accounting and auditing expense	41,537	44,367
Data processing expense	115,574	108,615
Directors fees	36,306	24,655
Other general and administrative expenses	229,799	157,706

Total non-interest expenses	1,263,466	1,104,684

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(94,449)	76,010
INCOME TAX (BENEFIT) EXPENSE	(46,755)	10,780

NET (LOSS) INCOME	$(47,694)	$65,230

(LOSS) EARNINGS PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$0.05

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
NET (LOSS) INCOME	$(47,694)	$65,230
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	403,555	(67,063)
Less: income tax (benefit) expense on unrealized gains (losses)	(161,422)	26,825

arising during the period	242,133	(40,238)
Less: Reclassification adjustment for realized gains	—	(43,335)
Income taxes on reclassification adjustment	—	17,334

	—	(26,001)

OTHER COMPREHENSIVE INCOME (LOSS)	242,133	(66,239)

COMPREHENSIVE INCOME (LOSS)	$194,439	$(1,009)

See accompanying notes.

Fraternity Community Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2013	$15,061	$13,965,375	$16,285,930	$(1,058,000)	$74,301	$29,282,667
Net Income	0	0	65,230	0	0	65,230
Other Comprehensive Loss	0	0	0	0	(66,239)	(66,239)
Common stock repurchased	(340)	(446,785)	0	0	0	(447,125)
ESOP shares released or committed for release	0	9,442	0	26,450	0	35,892

Balance, March 31, 2013	$14,721	$13,528,032	$16,351,160	$(1,031,550)	$8,062	$28,870,425

Balance, January 1, 2014	$13,929	$12,236,878	$16,175,369	$(952,200)	$(669,725)	$26,804,251
Net Loss	0	0	(47,694)	0	0	(47,694)
Other Comprehensive Income	0	0	0	0	242,133	242,133
Restricted Stock Awards, net of repurchases $0	0	26,303	0	0	0	26,303
Stock Options	0	18,314	0	0	0	18,314
ESOP shares released or committed for release	0	11,241	0	26,450	0	37,691

Balance, March 31, 2014	$13,929	$12,292,736	$16,127,675	$(925,750)	$(427,592)	$27,080,998

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(47,694)	$65,230
Adjustments to reconcile net (loss) income provided by (used in) operating activities:
Depreciation	29,529	23,505
Gain on sale of available-for-sale securities	—	(43,335)
Loss on sale of other real estate owned	3,131	0
Gain on sale of loans	—	(35,779)
Origination of loans held for sale	—	(1,870,884)
Proceeds from sale of loans held for sale	—	1,906,663
Amortization/accretion of premium/discount	45,406	(217,015)
Increase in value of bank-owned life insurance	(39,454)	(39,808)
Stock based compensation	44,617	0
Stock based compensation (ESOP)	37,691	35,892
(Recovery of) provision for loan losses	(3,027)	20,944
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(56,290)	(65,342)
Other liabilities	20,295	(21,917)

Net cash provided by (used in) operating activities	34,204	(241,846)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(2,536,497)	1,310,651
Acquisition of property and equipment	(3,098)	(34,058)
Increase in value of other real estate owned	(310,399)	(99,299)
Purchase of:
Investment securities available-for-sale	—	(5,503,794)
Proceeds from:
Sales and maturities of investment securities available-for-sale	—	4,136,072
Principal paydowns on investment securities available-for-sale	286,628	887,433
Principal paydowns on investment securities held-to-maturity	120,929	144,259
Sale of Federal Home Loan Bank stock	53,900	59,300
Sale of other real estate owned	179,569	0

Net cash (used in) provided by investing activities	(2,208,968)	900,564

Fraternity Community Bancorp, Inc.

Consolidated Statement of Cash Flows (Continued)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(1,530,234)	(2,951,640)
Repurchase of common stock	—	(447,125)
Increase in advances by borrowers for taxes and insurance	420,402	399,886

Net cash used in financing activities	(1,109,832)	(2,998,879)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,284,596)	(2,340,161)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,351,673	18,178,281

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,067,077	$15,838,120

Cash paid for interest	$441,661	$522,867

Cash paid for taxes	$0	$0

Transfer of loans to other real estate owned	$410,399	$0

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS

ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts from prior period financial statements may have been reclassified to conform to the current period’s presentation.

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

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank Notes and Corporate Bonds	$1,500,000	$17,490	$0	$1,517,490
Obligations of U.S. Government Agencies	5,997,719	0	535,779	5,461,940
Municipal Bonds	1,000,000	0	13,720	986,280
Mortgage-backed securities:
FNMA	5,777,250	24,456	152,797	5,648,909
GNMA	1,138,718	7,367	1,503	1,144,582
FHLMC	586,758	5,458	0	592,216
Federal Agency CMO	873,484	0	63,665	809,819
Private Label CMO	264,174	6,571	0	270,745

	$17,138,103	$61,342	$767,464	$16,431,981

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$2,116,719	$30,088	$29,722	$2,117,085
SBA Pools	1,084,160	0	58,260	1,025,900
Mortgage-backed securities:
FNMA	4,723,253	144,829	0	4,868,082

	$7,924,132	$174,917	$87,982	$8,011,067

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bank Notes and Corporate Bonds	$1,500,000	$0	$1,845	$1,498,155
Obligations of U.S. Government Agencies	5,997,686	0	759,026	5,238,660
Municipal Bonds	1,000,000	0	88,700	911,300
Mortgage-backed securities:
FNMA	5,945,252	24,257	191,649	5,777,860
GNMA	1,186,994	7,640	21,492	1,173,142
FHLMC	623,033	4,343	911	626,465
Federal Agency CMO	909,604	0	68,664	840,940
Private Label CMO	283,206	4,933	0	288,139

	$17,445,775	$41,173	$1,132,287	$16,354,661

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$2,123,116	$3,863	$52,573	$2,074,406
SBA Pools	1,197,400	0	54,447	1,142,953
Mortgage-backed securities:
FNMA	4,748,908	137,053	2,110	4,883,851

	$8,069,424	$140,916	$109,130	$8,101,210

The amortized cost and fair value of debt securities at March 31, 2014 and December 31, 2013 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	March 31, 2014
	Available-for-Sale
	Amortized Cost	Fair Value
Due in less than one year	$1,500,467	$1,517,948
Due in one year through five years	5,832	5,782
Due in five years through ten years	719,104	728,137
Due after ten years	14,912,700	14,180,114

	$17,138,103	$16,431,981

	March 31, 2014
	Held-to-Maturity
	Amortized Cost	Fair Value
Due in one year through five years	$3,415,144	$3,517,454
Due in five years through ten years	2,596,372	2,613,079
Due after ten years	1,912,616	1,880,534

	$7,924,132	$8,011,067

	December 31, 2013
	Available-for-Sale
	Amortized Cost	Fair Value
Due in less than one year	$1,500,000	$1,498,155
Due in one year through five years	7,415	7,364
Due in five years through ten years	778,271	786,833
Due after ten years	15,160,089	14,062,309

	$17,445,775	$16,354,661

	December 31, 2013
	Held-to-Maturity
	Amortized Cost	Fair Value
Due in one year through five years	$3,541,943	$3,649,827
Due in five years through ten years	2,072,862	2,036,709
Due after ten years	2,454,619	2,414,674

	$8,069,424	$8,101,210

The Bank recognized gross gains on sales of available-for-sale securities of $0 and $43,335 for the three months ended March 31, 2014 and 2013, respectively. The Bank recognized gross losses on sales of available-for-sale securities of $0 for the three months ended March 31, 2014 and 2013, respectively.

Securities with unrealized losses, segregated by length of impairment, as of March 31, 2014 and December 31, 2013 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2014
Available-for-sale:
Obligations of U.S. Government Agencies	$2,760,620	$238,552	$2,701,320	$297,227	$5,461,940	$535,779
Municipal Bonds	986,280	13,720	0	0	986,280	13,720
Mortgage-backed securities:
FNMA	0	0	3,930,619	152,797	3,930,619	152,797
GNMA	0	0	1,083,030	1,503	1,083,030	1,503
Federal Agency CMO	0	0	809,819	63,665	809,819	63,665

	$3,746,900	$252,272	$8,524,788	$515,192	$12,271,688	$767,464

Held-to-Maturity:
Municipal Bonds	$1,070,350	$4,001	$481,335	$25,721	$1,551,685	$29,722
SBA Pools	810,184	28,082	215,716	30,178	1,025,900	58,260

	$1,880,534	$32,083	$697,051	$55,899	$2,577,585	$87,982

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

December 31, 2013
Available-for-sale:
Bank Notes and Corporate Bonds	$0	$0	$1,498,155	$1,845	$1,498,155	$1,845
Obligations of U.S. Government Agencies	3,944,880	552,806	1,293,780	206,220	5,238,660	759,026
Municipal Bonds	911,300	88,700	0	0	911,300	88,700
Mortgage-backed securities:
FNMA	3,949,576	191,457	21,661	192	3,971,237	191,649
GNMA	1,109,080	21,492	0	0	1,109,080	21,492
FHLMC	414,957	911	0	0	414,957	911
Federal Agency CMO	0	0	840,940	68,664	840,940	68,664

	$10,329,793	$855,366	$3,654,536	$276,921	$13,984,329	$1,132,287

Held-to-Maturity:
Municipal Bonds	$1,058,760	$18,530	$474,706	$34,043	$1,533,466	$52,573
SBA Pools	814,974	25,278	327,979	29,169	1,142,953	54,447
Mortgage-backed securities:
FNMA	1,562,003	2,110	0	0	1,562,003	2,110

	$3,435,737	$45,918	$802,685	$63,212	$4,238,422	$109,130

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

Furthermore, as of March 31, 2014, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Bank’s consolidated income statement.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	March 31, 2014	December 31, 2013
Real Estate Loans:
Owner Occupied One- to- four family	$79,776,558	$79,190,821
Non Owner Occupied One- to- four family	12,550,181	12,405,389
Home Equity Lines of Credit	7,414,347	8,129,950
Commercial Real Estate	15,836,546	13,164,122
Residential Construction	2,303,237	2,463,458
Land	682,556	685,464

Total Real Estate Loans	118,563,425	116,039,204
Consumer Loans	65,756	66,503
Commercial Loans	16,050	0

Total Loans	118,645,231	116,105,707
Less:
Allowance for loan losses	(1,528,000)	(1,528,000)

Total loans and allowance for loan losses	$117,117,231	$114,577,707

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

Non Owner Occupied One- To- Four Family Real Estate Loans. Loans secured by investment properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases, although we might accept a second mortgage where the combined loan-to-value ratio is low.

Home Equity Lines of Credit. This portfolio segment consists primarily of open end, second mortgage loans secured by one–to- four family residential properties. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as employment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Commercial Real Estate Loans. This portfolio segment consists primarily of loans secured by commercial real estate. Loans secured by commercial real estate generally may have larger balances and more risk of default than one-to- four family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

Residential Construction Loans. This portfolio includes construction loans to individuals and builders, primarily for the construction of residential properties. Construction financing generally involves greater risk than long-term financing on improved, owner-occupied real estate. Our portfolio consists of construction/permanent loans to individuals for their principal residence, as well as occasionally offering speculative construction loans to builders. Construction loans are underwritten on the basis of the estimated value of the property as completed. For our construction/permanent loans to individuals for their principal residence, repayment is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as employment levels. Repayment can also be impacted by changes in property values on residential properties. For our speculative construction loans to builders, repayment is primarily dependent on the cashflows of the builder and the success of the project. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long term financing.

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

The balance of impaired loans was $4,220,882 and $4,575,824 as of March 31, 2014 and December 31, 2013, respectively. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has fallen. All of our impaired loans are either a troubled debt restructuring or are on nonaccrual status.

Nonperforming/Past Due Loans - Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $736,662 and $1,080,286 at March 31, 2014 and December 31, 2013, respectively. There were no accruing loans that were more than 90 days past due at March 31, 2014 and December 31, 2013.

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our loan segments are owner occupied one-to- four family residential, non owner occupied one-to- four family residential, home equity lines of credit (“HELOC”), commercial real estate, residential construction, land, consumer and commercial.

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments. As of March 31, 2014, there are five loans totaling $3,484,220 classified as troubled debt restructurings. As of December 31, 2013 there are six loans totaling $3,881,957 classified as troubled debt restructurings.

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

The following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses as of March 31, 2014 and December 31, 2013:

Credit Risk Analysis of Loans Receivable

As of March 31, 2014

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
Pass	$79,128,926	$10,741,766	$7,124,451	$14,676,121	$2,303,237	$682,556	$65,756	$16,050	$114,738,863
Special Mention	454,656	1,554,625	0	0	0	0	0	0	2,009,281
Substandard	192,976	253,790	289,896	1,160,425	0	0	0	0	1,897,087

Total	$79,776,558	$12,550,181	$7,414,347	$15,836,546	$2,303,237	$682,556	$65,756	$16,050	$118,645,231

Credit risk profile based on payment activity:
Performing	$79,583,582	$12,296,391	$7,124,451	$15,836,546	$2,303,237	$682,556	$65,756	$16,050	$117,908,569
Nonperforming	192,976	253,790	289,896	0	0	0	0	0	736,662

Total	$79,776,558	$12,550,181	$7,414,347	$15,836,546	$2,303,237	$682,556	$65,756	$16,050	$118,645,231

Credit Risk Analysis of Loans Receivable

As of December 31, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
Pass	$78,205,713	$10,065,786	$7,840,054	$11,996,653	$2,463,458	$685,464	$66,503	$0	$111,323,631
Special Mention	457,008	2,077,313	0	0	0	0	0	0	2,534,321
Substandard	528,100	262,290	289,896	1,167,469	0	0	0	0	2,247,755

Total	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

Credit risk profile based on payment activity:
Performing	$78,662,721	$12,143,099	$7,840,054	$13,164,122	$2,463,458	$685,464	$66,503	$0	$115,025,421
Nonperforming	528,100	262,290	289,896	0	0	0	0	0	1,080,286

Total	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

Aged Analysis of Past Due Loans Receivable

As of March 31, 2014

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
30-59 Days Past Due	$79,002	$0	$289,896	$0	$0	$0	$0	$0	$368,898
60-89 Days Past Due	3,416	0	0	0	0	0	0	0	3,416
Greater Than 90 Days Past Due	118,222	254,946	0	0	0	0	0	0	373,168

Total Past Due	200,640	254,946	289,896	0	0	0	0	0	745,482
Current	79,575,918	12,295,235	7,124,451	15,836,546	2,303,237	682,556	65,756	16,050	117,899,749

Total Loans Receivable	$79,776,558	$12,550,181	$7,414,347	$15,836,546	$2,303,237	$682,556	$65,756	$16,050	$118,645,231

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

Aged Analysis of Past Due Loans Receivable

As of December 31, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
30-59 Days Past Due	$224,165	$0	$24,493	$0	$0	$0	$0	$0	$248,658
60-89 Days Past Due	3,001	0	0	0	0	0	0	0	3,001
Greater Than 90 Days Past Due	450,480	263,486	90,192	0	0	0	0	0	804,158

Total Past Due	677,646	263,486	114,685	0	0	0	0	0	1,055,817
Current	78,513,175	12,141,903	8,015,265	13,164,122	2,463,458	685,464	66,503	0	115,049,890

Total Loans Receivable	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

The following tables detail activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Three months ended:
March 31, 2014:
Beginning Balance	$901,766	$353,240	$106,851	$131,641	$24,635	$8,568	$924	$0	$375	$1,528,000
(Recovery of) provision for loan losses	(48,434)	(13,567)	(10,264)	26,724	(1,603)	(36)	(10)	231	43,932	(3,027)
Charge-offs	0	0	0	0	0	0	0	0	0	0
Recoveries	2,028	0	999	0	0	0	0	0	0	3,027

Net (charge-offs) recoveries	2,028	0	999	0	0	0	0	0	0	3,027

Ending Balance	$855,360	$339,673	$97,586	$158,365	$23,032	$8,532	$914	$231	$44,307	$1,528,000

Three months ended:
March 31, 2013:
Beginning Balance	$810,892	$206,099	$74,807	$191,357	$36,945	$32,217	$868	$240	$41,575	$1,395,000
Provision for loan losses	(46,900)	114,621	(9,171)	1,923	(29,546)	2,964	37	(27)	(12,957)	20,944
Charge-offs	(2,364)	(66,079)	0	0	0	0	0	0	0	(68,443)
Recoveries	1,500	0	999	0	0	0	0	0	0	2,499

Net (charge-offs) recoveries	(864)	(66,079)	999	0	0	0	0	0	0	(65,944)

Ending Balance	$763,128	$254,641	$66,635	$193,280	$7,399	$35,181	$905	$213	$28,618	$1,350,000

The following table details the amounts evaluated for impairment collectively and individually allocated to each portfolio segment as of March 31, 2014, December 31, 2013 and March 31, 2013, detailed on the basis of the impairment methodology used by the Company.

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
March 31, 2014:
Loans individually evaluated for impairment	$3,473,742	$253,790	$493,350	$0	$0	$0	$0	$0	$4,220,882

Loans collectively evaluated for impairment	$76,302,816	$12,296,391	$6,920,997	$15,836,546	$2,303,237	$682,556	$65,756	$16,050	$114,424,349

Balance at March 31, 2014	$79,776,558	$12,550,181	$7,414,347	$15,836,546	$2,303,237	$682,556	$65,756	$16,050	$118,645,231

December 31, 2013:
Loans individually evaluated for impairment	$3,815,829	$262,289	$497,706	$0	$0	$0	$0	$0	$4,575,824

Loans collectively evaluated for impairment	$75,374,992	$12,143,100	$7,632,244	$13,164,122	$2,463,458	$685,464	$66,503	$0	$111,529,883

Balance at December 31, 2013	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

March 31, 2013:
Loans individually evaluated for impairment	$4,967,786	$296,207	$313,122	$0	$0	$93,000	$0	$0	$5,670,115

Loans collectively evaluated for impairment	$72,525,640	$11,418,886	$8,884,727	$13,805,699	$739,904	$1,142,240	$64,213	$14,819	$108,596,128

Balance at March 31, 2013	$77,493,426	$11,715,093	$9,197,849	$13,805,699	$739,904	$1,235,240	$64,213	$14,819	$114,266,243

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. Information with respect to nonperforming assets and troubled debt restructurings at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
Non-Accrual Loans:
Owner-occupied one- to- four family	$192,976	$528,100
Non owner-occupied one- to- four family	253,790	262,290
Home Equity Lines of credit	289,896	289,896

Total Non-Accrual Loans	736,662	1,080,286
Other Real Estate Owned, net	2,049,405	1,921,706
Loans 90 days or more past due and still accruing	0	0

Total Nonperforming Assets	2,786,067	3,001,992
Troubled Debt Restructurings	3,484,220	3,881,957
Troubled Debt Restructurings included In Non-Accrual Loans	(0)	(386,419)

Troubled Debt Restructurings and Total Nonperforming Assets	$6,270,287	$6,497,530

At March 31, 2014 and December 31, 2013, there were no loans 90 days past due or more and still accruing interest. At March 31, 2014, the Company had twenty one loans on non-accrual status with foregone interest in the amount of $55,631. At December 31, 2013, the Company had twenty one loans on non-accrual status with foregone interest in the amount of $129,519.

The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014			As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Owner Occupied one- to- four family residential	$445,872	$458,363	$0	$782,371	$810,780	$0
Non Owner Occupied one- to- four family residential	16,751	82,829	0	16,751	82,830	0
Home Equity Lines of Credit	493,350	493,350	0	497,706	567,234	0

Total with no allowance	$955,973	$1,034,542	$0	$1,296,828	$1,460,844	$0

With an allowance recorded:
Owner Occupied one- to- four family residential	$3,027,870	$3,027,870	$210,773	$3,033,457	$3,033,457	$210,773
Non Owner Occupied one- to- four family residential	237,039	264,770	64,234	245,539	273,270	64,234

Total with an allowance	$3,264,909	$3,292,640	$275,007	$3,278,996	$3,306,727	$275,007

Grand total:
Owner Occupied one- to- four family residential	$3,473,742	$3,486,233	$210,773	$3,815,828	$3,844,237	$210,773
Non Owner Occupied one- to- four family residential	253,790	347,599	64,234	262,290	356,100	64,234
Home Equity Lines of Credit	493,350	493,350	0	497,706	567,234	0

Grand total	$4,220,882	$4,327,182	$275,007	$4,575,824	$4,767,571	$275,007

Information on impaired loans for the three months ended March 31, 2014 and 2013 is as follows:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2014		March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Owner Occupied one- to- four family residential	$614,122	$4,279	$2,353,717	$15,286
Non Owner Occupied one- to- four family residential	16,751	0	331,975	0
Home Equity Lines of Credit	495,528	5,941	315,636	3,340
Land	0	0	93,750	0

Total with no allowance	$1,126,401	$10,220	$3,095,078	$18,626

With an allowance recorded:
Owner Occupied one- to- four family residential	$2,819,891	$24,778	$2,106,251	$24,485
Non Owner Occupied one- to- four family residential	177,055	0	0	0

Total with an allowance	$2,996,946	$24,778	$2,106,251	$24,485

Grand total:
Owner Occupied one- to- four family residential	$3,434,013	$29,057	$4,459,968	$39,771
Non Owner Occupied one- to- four family residential	193,806	0	331,975	0
Home Equity Lines of Credit	495,528	5,941	315,636	3,340
Land	0	0	93,750	0

Grand total	$4,123,347	$34,998	$5,201,329	$43,111

The following table reflects impaired loans as of March 31, 2014 and December 31, 2013. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has fallen.

	March 31, 2014	December 31, 2013
Impaired performing loans:
Owner occupied one- to- four family	$0	$0
Non owner occupied one- to- four family	0	0
Home equity lines of credit	0	0
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one- to- four family	3,280,766	3,287,728
Non owner occupied one- to- four family	0	0
Home equity lines of credit	203,454	207,810
Commercial	0	0
Construction	0	0
Land	0	0

Total impaired performing loans	3,484,220	3,495,538

Impaired nonperforming loans (nonaccrual):
Owner occupied one- to- four family	192,976	141,681
Non owner occupied one- to- four family	253,790	262,290
Home equity lines of credit	289,896	289,896
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one- to- four family	0	386,419
Non owner occupied one- to- four family	0	0
Home equity lines of credit	0	0
Commercial	0	0
Construction	0	0
Land	0	0

Total impaired nonperforming loans (nonaccrual)	736,662	1,080,286

Total impaired loans	$4,220,882	$4,575,824

Loans may be periodically modified in a troubled debt restructuring (TDR), where the Company will make concessions to a borrower having financial difficulty to help the borrower remain current on the loan and/or to avoid foreclosure. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is generally recognized through a charge-off through the allowance, however, if a specific reserve has been established, impairment is recognized through the provision for loan losses. At March 31, 2014, we had five loans that were restructured totaling $3,484,220. Four loans, totaling $3,280,766 were secured by owner-occupied one- to- four family residential properties and one loan totaling $203,454 is a home equity line of credit. At December 31, 2013, we had six loans that were restructured totaling $3,881,957. Five loans, totaling $3,674,147 were secured by owner-occupied one- to- four family residential properties and one loan totaling $207,810 is a home equity line of credit.

The following table is a summary of impaired loans that were modified due to a TDR by class for the three months ended March 31, 2014 and 2013. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts immediately after the modification:

Modifications for the Three Months Ended March 31, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one- to- four family residential	0	$0	$0

Modifications for the Three Months Ended March 31, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one- to- four family residential	0	$0	$0

The following table presents loans by loan class modified as TDR’s within the previous twelve months from, and for which there was a payment default (90 days or more past due) during the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
0	$0	0	$0

4.	EMPLOYEE RETIREMENT PLANS

The Bank sponsors an employee 401(k) savings and investment plan. The plan covers substantially all employees meeting age and service requirements and provides for both employee and employer matching contributions under Safe Harbor provisions. Expenses related to this plan for the three months ended March 31, 2014 and 2013 were $15,931 and $15,635, respectively.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the three months ended March 31, 2014 and 2013 was $37,691 and $35,892, respectively.

A summary of ESOP shares at March 31, 2014 and 2013 is as follows:

	2014	2013
Shares committed for release	34,385	23,805

Unearned shares	92,575	103,155

Total ESOP shares	126,960	126,960

Fair Value of unearned shares	$1,296,976	$1,439,012

5.	STOCK-BASED COMPENSATION

In May 2012, the Company’s shareholders approved a new Equity Incentive Plan (the “2012 Equity Incentive Plan’’). The 2012 Equity Incentive Plan allows for up to 63,480 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 158,700 shares to be issued to employees, executive officers or Directors in the form of stock options. At March 31, 2014 and December 31, 2013, there were 33,000 restricted stock awards issued and outstanding and 69,600 stock option awards granted under the 2012 Incentive Plan.

Under the above plan, the exercise price is the market price at date of grant. The maximum option term is ten years and the vesting period is 25% immediately, 25% after one year, 25% after two years and 25% after three years. The Company issues new shares to satisfy share option exercises. Total compensation costs that have been charged against income for the stock option plan was $18,314 and $0, respectively, for the three months ended March 31, 2014 and 2013.

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

The fair value of options granted during 2013 was determined using the following weighted-average assumptions as of grant date.

2013
Risk-free interest rate	0.25%
Expected term	10.0 years
Expected stock price volatility	24.36%
Dividend yield	0.0%

A summary of stock option activity for the three months ended March 31, 2014 and December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
March 31, 2014:
Outstanding at beginning of year	69,600	$13.65	10.0 years	$38,280
Granted	0	0.00	10.0 years	0
Exercised	0	0.00	10.0 years	0
Forfeited, exchanged or expired	(0)	0.00	10.0 years	0

Outstanding at end of period	69,600	$13.65	9.6 years	$38,280

Exercisable at end of period	17,400	$13.65	9.6 years	$9,570

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2013:
Outstanding at beginning of year	0	$0.00	0 years	$0
Granted	69,600	13.65	10.0 years	38,280
Exercised	0	0.00	10.0 years	0
Forfeited, exchanged or expired	(0)	0.00	10.0 years	0

Outstanding at end of year	69,600	$13.65	9.8 years	$38,280

Exercisable at end of year	17,400	$13.65	9.8 years	$9,570

As of March 31, 2014 and 2013, there were $189,240 and $0, respectively, of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.58 years. As of March 31, 2014 and December 31, 2013, the weighted average fair value of the options granted was $4.21.

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

A summary of changes in the Company’s nonvested shares for the three months ended March 31, 2014 and twelve months ended December 31, 2013 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2014	24,748	$12.75
Granted	0	0.00
Vested	0	0.00
Forfeited	(0)	0.00

Nonvested at March 31, 2014	24,748	$12.75

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	0	$0.00

Granted	33,000	12.75

Vested	(8,252)	12.75

Forfeited	(0)	0.00

Nonvested at December 31, 2013	24,748	$12.75

As of March 31, 2014 and 2013, the Company recorded restricted stock awards expense of $26,303 and $0. As of March 31, 2014 and 2013, there was $254,163 and $0 of total unrecognized compensation cost related to nonvested shares granted under the 2012 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 2.42 years.

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

As of March 31, 2014 and December 31, 2013 (the most recent notification from the OCC), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Bank’s capital position:

	Actual			For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of March 31, 2014 :
Total Risk-Based Capital (to risk-weighted assets)	$24,840	26.48%	$9,381	10.0%
Tier I Capital (to risk-weighted assets)	$23,663	25.23%	$5,627	6.0%
Tier I Capital (to adjusted total assets)	$23,663	14.26%	$8,297	5.0%

	Actual			For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2013:
Total Risk-Based Capital (to risk-weighted assets)	$24,857	26.96%	$9,220	10.0%
Tier I Capital (to risk-weighted assets)	$23,700	25.71%	$5,531	6.0%
Tier I Capital (to adjusted total assets)	$23,700	14.19%	$8,351	5.0%

On July 25, 2013, the Company authorized the repurchase of up to 142,830 shares of its common stock. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price and to provide a source of liquidity for the Company’s shares. As of March 31, 2014, there have been 65,700 shares repurchased by the Company, for an aggregate expenditure totaling $898,387, at an average price of $13.67.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
	Net Unrealized Gain and Losses on Investment Securities	Net Unrealized Gain and Losses on Investment Securities
Beginning Balance	$(669,725)	$74,301
Other comprehensive income (loss) before reclassifications	242,133	(40,238)
Amounts reclassified from accumulated other comprehensive loss	0	(26,001)

Net current period other comprehensive income (loss)	242,133	(66,239)

Ending Balance	$(427,592)	$8,062

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Reclassification adjustment for realized gains	$0	$(43,335)	Non-Interest Income
	0	17,334	Income Tax Expense

Total Reclassification for the Period	$0	$(26,001)	Net of Tax

8.	FAIR VALUE MEASUREMENTS

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

The following table presents the Bank’s assets measured at fair value on a recurring basis:

	Fair Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$1,517,490	$0	$1,517,490	$0
Obligations of U.S. Government agencies	5,461,940	0	5,461,940	0
Municipal Bonds	986,280	0	986,280	0
FNMA	5,648,909	0	5,648,909	0
GNMA	1,144,582	0	1,144,582	0
FHLMC	592,216	0	592,216	0
Federal Agency CMO	809,819	0	809,819	0
Private label CMO	270,745	0	270,745	0

	$16,431,981	$0	$16,431,981	$0

Total assets measured at fair value	$16,431,981	$0	$16,431,981	$0

	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$1,498,155	$0	$1,498,155	$0
Obligations of U.S. Government agencies	5,238,660	0	5,238,660	0
Municipal Bonds	911,300	0	911,300	0
FNMA	5,777,860	0	5,777,860	0
GNMA	1,173,142	0	1,173,142	0
FHLMC	626,465	0	626,465	0
Federal Agency CMO	840,940	0	840,940	0
Private label CMO	288,139	0	288,139	0

	$16,354,661	$0	$16,354,661	$0

Total assets measured at fair value	$16,354,661	$0	$16,354,661	$0

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

For assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at March 31, 2014	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Owner occupied one- to- four family	$3,262,969	$0	$3,262,969	$0
Non owner occupied one- to- four family	189,556	0	189,556	0
Home Equity Lines of Credit	493,350	0	493,350	0

	$3,945,875	$0	$3,945,875	$0

Other real estate owned	$2,049,405	$0	$2,049,405	$0

	Fair Value at December 31, 2013	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Owner occupied one- to- four family	$3,605,055	$0	$3,605,055	$0
Non owner occupied one- to- four family	198,056	0	198,056	0
Home Equity Lines of Credit	497,706	0	497,706	0

	$4,300,817	$0	$4,300,817	$0

Other real estate owned	$1,921,706	$0	$1,921,706	$0

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

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions are set forth below for the Bank’s financial instruments as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Carrying	Estimated Fair Value
	Value	Level One	Level Two	Level Three	Total
Assets:
Securities - available-for-sale	$16,431,981	$0	$16,431,981	$0	$16,431,981
Securities - held-to-maturity	7,924,132	0	8,011,067	0	8,011,067
Loans, net of allowance	117,117,231	0	3,945,875	112,481,465	116,427,340
Federal Home Loan Bank stock	1,049,800	0	1,049,800	0	1,049,800
Liabilities:
Deposit accounts and advances by borrowers	117,649,261	0	117,709,453	0	117,709,453
Advances from the FHLB	20,000,000	0	20,507,664	0	20,507,664

	December 31, 2013
	Carrying	Estimated Fair Value
	Value	Level One	Level Two	Level Three	Total
Assets:
Securities - available-for-sale	$16,354,661	$0	$16,354,661	$0	$16,354,661
Securities - held-to-maturity	8,069,424	0	8,101,210	0	8,101,210
Loans, net of allowance	114,577,707	0	4,300,817	112,002,812	116,303,629
Federal Home Loan Bank stock	1,103,700	0	1,103,700	0	1,103,700
Liabilities:
Deposit accounts and advances by borrowers	118,759,093	0	119,172,829	0	119,172,829
Advances from the FHLB	20,000,000	0	20,590,659	0	20,590,659

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

(e) Advances from the FHLB - Fair values are estimated by discounting carrying values using a cash flow approach based on market rates as of March 31, 2014 and December 31, 2013.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. Early adoption and retrospective application is permitted. ASU 2013-11 became effective for the Company on January 1, 2014 and did not have a significant impact on its financial position or results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Assets. At March 31, 2014, total assets decreased by $812,800 to $165.6 million at March 31, 2014 from $166.4 million at December 31, 2013. The decrease in assets for the three months ended March 31, 2014 was due mainly to a $3.3 million decrease in cash and cash equivalents from $15.4 million at December 31, 2013 to $12.1 million at March 31, 2014. To offset this, loans receivable, net, increased $2.5 million from $114.6 million at December 31, 2013 to $117.1 million at March 31, 2014. Other real estate owned increased from $1.9 million at December 31, 2013 to $2.0 million at March 31, 2014.

Loans. Net loans receivable increased by $2.5 million, or 2.2%, from $114.6 million at December 31, 2013 to $117.1 million at March 31, 2014, primarily as a result of increased demand in our commercial loan portfolio. Owner occupied one-to- four family loans increased by $585,700, or 0.7%, from $79.2 million at December 31, 2013 to $79.8 million at March 31, 2014 and commercial real estate loans increased by $2.7 million, or 20.3%, from $13.2 million at December 31, 2013 to $15.8 million at March 31, 2014.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $3.3 million, or 21.4%, from $15.4 million at December 31, 2013 to $12.1 million at March 31, 2014 primarily as a result of a decrease in our deposits of $1.5 million and an increase in loans receivable, net, of $2.5 million.

Securities. Our available-for-sale securities increased by $77,300, or 0.5%, from $16.3 million at December 31, 2013 to $16.4 million at March 31, 2014. Our held-to-maturity securities decreased by $145,300, or 1.8%, from $8.1 million at December 31, 2013 to $7.9 million at March 31, 2014.

Deposits. Total deposits decreased by $1.5 million, or 1.3%, from $118.1 million at December 31, 2013, to $116.6 million at March 31, 2014, primarily as a result of certificates of deposits maturing that had carried much higher interest rates, and depositors looking for a higher yield elsewhere than the current low interest rates we are offering on those products currently.

Borrowings. Total borrowings remained stable at $20.0 million at March 31, 2014 and December 31, 2013.

Stockholders’ Equity. Stockholders’ equity increased by $276,700, or 1.0%, from $26.8 million at December 31, 2013 to $27.1 million at March 31, 2014 due primarily to a reduction in accumulated other comprehensive loss of $242,100. As of December 31, 2013, we had an accumulated loss of $669,700, compared to $427,600 as of March 31, 2014.

Results of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited)

Overview. We had a net loss of $47,700 for the three months ended March 31, 2014, as compared to net income of $65,200 for the three months ended March 31, 2013. Net interest income increased for the three months ended March 31, 2014 by $50,100 or 4.7%, from $1,076,900 for the three months ended March 31, 2013 to $1,127,000 for the three months ended March 31, 2014. Our provision for loan losses decreased by $23,900, or 114.5%, from $20,900 for the three months ended March 31, 2013 to a negative provision of $3,000 for the three months ended March 31, 2014. Non-interest income decreased $85,800, or 68.8%, for the three months ended March 31, 2014, from $124,700 for the three months ended March 31, 2013 to $38,900 for the three months ended March 31, 2014. Non-interest expense increased by $158,800, or 14.4%, for the three months ended March 31, 2014, from $1,104,700 for the three months ended March 31, 2013 to $1,263,500 for the three months ended March 31, 2014. Income tax expense decreased by $57,500, from $10,800 for the three months ended March 31, 2013 to an income tax benefit of $46,700 for the three months ended March 31, 2014.

Net Interest Income. Net interest income increased by $50,100, or 4.7%, from $1,076,900 for the three months ended March 31, 2013 to $1,127,000 for the three months ended March 31, 2014. The increase in net interest income is primarily attributable to a lower cost of funds. Our interest rate spread has improved from 2.49% for the three months ended March 31, 2013 to 2.73% for the three months ended March 31, 2014, primarily due to a 35 basis point decrease in the average cost of time deposits.

Interest on loans receivable, net decreased by $34,000, or 2.4%, from $1.41 million for the three months ended March 31, 2013 to $1.38 million for the three months ended March 31, 2014, due to a 29 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to market rates remaining at an historically low level. The average balance of loans receivable, net increased by $3.9 million, or 3.4%, from $113.0 million at March 31, 2013 to $116.9 million at March 31, 2014.

Interest on investment securities available-for-sale decreased by $1,800, or 1.7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, as the result of a $2.4 million, or 12.8%, decrease in the average balance of investment securities available-for-sale, offset in part by a 28 basis point increase in the average yield. Interest on investment securities held-to-maturity increased by $4,200, or 7.7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, as the result of a $437,100, or 5.8%, increase in the average balance of investment securities held-to-maturity and a 5 basis point increase in the average yield.

Interest on cash and cash equivalents remained low by historical standards during the three months ended March 31, 2014 and 2013 due to the historically low prevailing market rates during those periods.

During the three months ended March 31, 2014, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates. Interest on time deposits decreased by $76,100, or 21.3%, from $357,800 for the three months ended March 31, 2013, to $281,700 for the three months ended March 31, 2014, due to a 35 basis point decrease in the average cost of time deposits. The average balance of time deposits increased by $1.4 million, or 1.5%, from $93.1 million at March 31, 2013 to $94.5 million at March 31, 2014. Interest on brokered deposits decreased by $3,700, or 100.0%, from $3,700 for the three months ended March 31, 2013, to $0 for the three months ended March 31, 2014, as those deposits matured and were not replaced. Interest on NOW and money market accounts decreased by $400, or 18.1%, from $2,300 for the three months ended March 31, 2013, to $1,900 for the three months ended March 31, 2014, due to a 6 basis point decrease in the average cost of NOW and money markets. Interest on passbook accounts decreased by $5,000, or 47.1%, from $10,700 for the three months ended March 31, 2013 to $5,700 for the three months ended March 31, 2014, due primarily to a 10 basis point decrease in the average cost of passbook accounts. The average balance of passbook accounts decreased by $2.6 million, or 15.5%, during the three months ended March 31, 2014, from $16.5 million as of March 31, 2013 to $14.0 million as of March 31, 2014.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank advances, increased by $3,900, or 2.6%, from $148,100 for three months ended March 31, 2013 to $152,000 for the three months ended March 31, 2014, due to an increase of 8 basis points in the average cost of these other interest-bearing liabilities. At March 31, 2014 and December 31, 2013, we had $20.0 million of Federal Home Loan Bank advances, of which $15.0 million are long-term advances that carry large prepayment penalties.

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

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits in other banks	$12,226,016	$9,093	.30%	$17,078,741	$9,757	.23%
Loans receivable, net (3)	116,925,690	1,374,981	4.70	113,028,334	1,409,027	4.99
Investment securities available-for-sale (1)	16,502,363	103,153	2.50	18,926,260	104,944	2.22
Investment securities held-to-maturity (2)	7,973,290	58,777	2.95	7,536,220	54,584	2.90
Other interest-earning assets	1,975,576	22,293	4.51	2,048,546	21,242	4.15

Total interest-earning assets	155,602,935	1,568,297	4.03	158,618,101	1,599,554	4.03

Noninterest-earning assets	9,873,824			9,176,957

Total assets	$165,476,759			$167,795,058

Liabilities and equity:
Time deposits	$94,471,460	$281,736	1.19%	$93,091,906	$357,841	1.54%
NOW and money market	7,189,287	1,863	.10	5,805,582	2,275	.16
Passbook	13,975,592	5,674	.16	16,542,808	10,722	.26
Brokered deposits	0	0	.00	332,095	3,682	4.43
Federal Home Loan Bank advances	20,000,000	151,965	3.04	20,000,000	148,113	2.96

Total interest-bearing liabilities	135,636,339	441,238	1.30	135,772,391	522,633	1.54

Noninterest-bearing liabilities	2,781,027			3,029,252

Total liabilities	138,417,366			138,801,643
Total equity	27,059,393			28,993,415

Total liabilities and equity	$165,476,759			$167,795,058

Net interest income		$1,127,059			$1,076,921

Interest rate spread			2.73%			2.49%

Net interest margin			2.90%			2.72%

Ratio of average interest-earning assets to average interest-bearing liabilities			114.72%			116.83%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on nonaccrual status are included in average assets.

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

Our provision for loan losses decreased from a provision of $20,900 for the three months ended March 31, 2013 to a negative provision of $3,000 for the three months ended March 31, 2014. At March 31, 2014, the allowance for loan losses was $1.5 million, or 1.29%, of the total loan portfolio, as compared to $1.5 million, or 1.32%, of the total loan portfolio at December 31, 2013.

Non-accrual loans totaled $736,700 at March 31, 2014 compared to $1.1 million at December 31, 2013. Net loan recoveries amounted to $3,000 during the three months ended March 31, 2014, compared to net loan charge-offs of $65,900 during the three months ended March 31, 2013. As of March 31, 2014, non-accrual loans included fourteen owner occupied one-to four-family residential loans totaling $193,000, five non-owner occupied one-to-four family residential loans totaling $253,800 and two home equity lines of credit totaling $289,900. As of December 31, 2013, non-accrual loans included one troubled debt restructured loan totaling $386,400, eighteen one-to- four family residential loans totaling $404,000 and two home equity lines of credit totaling $289,900. The total decrease of $343,600 in non-accrual loans is primarily due to one troubled debt restructured loan that had previously been on non-accrual status but is now included in other real estate owned.

Impaired loans totaled $4.2 million at March 31, 2014 compared to $4.6 million at December 31, 2013. As of March 31, 2014, impaired loans included eighteen one-to-four family owner-occupied residential loans totaling $3.5 million, five non-owner-occupied one-to-four family residential loans totaling $253,800 and three home equity line of credit loans totaling $493,300. Included in these are five troubled debt restructured loans totaling $3.5 million, all of which are on accrual status. As of December 31, 2013, impaired loans included eighteen one- to- four family owner-occupied residential loans totaling $3.8 million, five non-owner-occupied one-to-four family residential loans totaling $262,900 and three home equity line of credit loans totaling $497,700. Included in these are six troubled debt restructured loans totaling $3.9 million. Of these six troubled debt restructured loans, five loans totaling $3.5 million are on accrual status, and one loan totaling $386,400 is on non-accrual status.

Other real estate owned totaled $2.0 million at March 31, 2014 compared to $1.9 million at December 31, 2013. Other real estate owned at March 31, 2014 and December 31, 2013 consisted of one luxury residential property that was a speculative construction loan (totaling $1.6 million at March 31, 2014 and $1.7 million at December 31, 2013) one owner occupied property and one non-owner occupied property. During the quarter, we wrote down the value of the luxury residential property by $100,000 based on a contract of sale received on the property. Settlement occurred on this property on April 30, 2014 and no further loss was recognized.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At
	March 31, 2014	December 31, 2013
	(unaudited)
Nonaccrual loans:
Real estate loans:
One- to- four family	$446,766	$790,390
Lines of credit	289,896	289,896
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total	$736,662	$1,080,286

Accruing loans past due 90 days or more	$0	$0

	At
	March 31, 2014	December 31, 2013
	(unaudited)
Total of nonaccrual loans and accruing loans 90 days Or more past due	$736,662	$1,080,286
Other real estate owned	2,049,405	1,921,706

Total nonperforming assets	$2,786,067	$3,001,992

Troubled debt restructurings	$3,484,221	$3,881,957

Troubled debt restructurings included in non-accrual loans	(0)	(386,419)

Troubled debt restructurings and total nonperforming assets	$6,270,288	$6,497,530

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	.62%	.93%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	.44%	.65%

Total nonperforming assets to total assets	1.68%	1.80%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2014	2013
Allowance for loan losses at beginning of period	$1,528,000	$1,395,000
Charge-offs:
Real estate loans:
Owner occupied one-to four-family	0	2,364
Non-owner occupied one-to four-family	0	66,079
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total charge-offs	0	68,443

Recoveries	3,027	2,499

Net charge-offs	(3,027)	65,944

(Recovery of) provision for loan losses	(3,027)	20,944
Allowance at end of period	$1,528,000	$1,350,000

Allowance for loan losses to total loans at the end of the period	1.29%	1.18%

Net charge-offs to average loans outstanding during the period	.00%	.06%

Noninterest Income. Total noninterest income decreased by $85,800, or 68.8%, from $124,700 for the three months ended March 31, 2013 to $38,900 for the three months ended March 31, 2014. The decrease was primarily due to a decrease of $43,300, or 100.0%, in the gain on sale of investments and a decrease of $35,800, or 100.0%, in the gain on sale of loans. The Company has not sold any loans in 2014 due to the low loan demand for residential mortgage loans.

Noninterest Expenses. Total noninterest expenses increased by $158,800, or 14.4%, from $1,104,700 for the three months ended March 31, 2013 to $1,263,500 for the three months ended March 31, 2014. The increase primarily was attributable to an increase in salaries and employee benefits of $60,000, or 10.5%, an increase in directors fees of $11,700, or 47.3%, and an increase in other general and administrative expenses of $72,100, or 45.7%. The increase in other general and administrative expenses was primarily due to a $100,000 write-down of the luxury residential property included in REO, based on a contract of sale received on the property. Settlement occurred on this property on April 30, 2014 and no further loss was recognized. There was also a decrease of $37,600, or 76.7%, in advertising expense.

Income Tax Expense. We recognized an income tax benefit of $46,800 during the three months ended March 31, 2014, as compared to an income tax expense of $10,800 for the three months ended March 31, 2013.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $12.1 million. Securities classified as available-for-sale, amounting to $16.4 million at March 31, 2014, provides an additional source of liquidity. In addition, at March 31, 2014, we had the ability to borrow a total of approximately $49.9 million from the Federal Home Loan Bank of Atlanta and had $20.0 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3.0 million line of credit with another bank, on which we had no outstanding balance at March 31, 2014.

Certificates of deposit due within one year of March 31, 2014 totaled $37.7 million, or 40.0%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For the three months ended March 31, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 28, 2014. As of the date of this filing, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding stock repurchases during the periods indicated:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			As Part of a Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Repurchase	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Repurchase Program (1)
January 1-31, 2014	0	$0	0	77,130
February 1-28, 2014	0	0	0	77,130
March 1-31, 2014	0	0	0	77,130

TOTAL	0

(1)	On July 25, 2013, Fraternity Community Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 142,830 shares, or 10%, of the Company’s outstanding common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

4.0	Form of Common Stock Certificate of Fraternity Community Bancorp, Inc. (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from Fraternity Community Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRATERNITY COMMUNITY BANCORP, INC.

May 13, 2014	By:	/s/ Thomas K. Sterner
Thomas K. Sterner
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michelle L. Miller
Michelle L. Miller
Chief Financial Officer
(Principal Financial Officer)