Form 10-Q
period 2014-06-30
Fraternity Community Bancorp Inc
filed 2014-08-14
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

As of August 8, 2014, the registrant had 1,392,923 shares of common stock issued and outstanding.

i

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS

Cash and cash equivalents:
Cash and due from banks	$837,148	$973,466
Interest-bearing deposits in other banks	13,337,233	14,378,207

Total cash and cash equivalents	14,174,381	15,351,673

Investment securities:
Available-for-sale - at fair value	16,390,483	16,354,661
Held-to-maturity - at amortized cost (fair value approximates $7,937,908 and $8,101,210, respectively)	7,760,823	8,069,424
Loans - net of allowance for loan losses of $1,528,000 (2014 and 2013)	117,093,177	114,577,707
Other real estate owned	22,500	1,921,706
Property and equipment, net	884,615	948,907
Federal Home Loan Bank stock - at cost - restricted	1,049,800	1,103,700
Ground rents - net of valuation allowance of $44,703 (2014 and 2013)	825,743	829,243
Accrued interest receivable	552,935	504,599
Investment in bank-owned life insurance	4,772,603	4,692,872
Deferred income taxes	1,142,104	1,384,832
Other assets	750,556	630,864

TOTAL ASSETS	$165,419,720	$166,370,188

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$115,617,931	$118,100,920
Advances from the Federal Home Loan Bank	20,000,000	20,000,000
Advances by borrowers for taxes and insurance	1,521,829	658,173
Other liabilities	851,828	806,844

Total liabilities	137,991,588	139,565,937

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,392,923 shares at June 30, 2014 and December 31, 2013	13,929	13,929
Additional paid in capital	12,350,313	12,236,878
Retained earnings - substantially restricted	16,237,465	16,175,369
Unearned ESOP shares	(899,300)	(952,200)
Accumulated other comprehensive loss	(274,275)	(669,725)

Total stockholders’ equity	27,428,132	26,804,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,419,720	$166,370,188

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$1,366,842	$1,399,264	$2,740,578	$2,807,026
Other loans	1,191	1,292	2,436	2,557
Interest and dividends on investments and bank deposits	181,057	168,907	363,984	347,939
Income from ground rents owned	9,729	12,808	20,118	24,303

Total interest income	1,558,819	1,582,271	3,127,116	3,181,825

INTEREST EXPENSE:
Interest on deposits	287,480	347,826	576,753	722,346
Interest on borrowings - short term	7,106	5,930	14,133	9,105
Interest on borrowings - long term	146,547	146,548	291,485	291,486

Total interest expense	441,133	500,304	882,371	1,022,937

NET INTEREST INCOME	1,117,686	1,081,967	2,244,745	2,158,888

RECOVERY OF LOAN LOSSES	(91,404)	(32,836)	(94,431)	(11,892)

NET INTEREST INCOME AFTER RECOVERY OF LOAN LOSSES	1,209,090	1,114,803	2,339,176	2,170,780

NON-INTEREST INCOME:
Gain on sale of investment securities	—	—	—	43,335
Income on bank-owned life insurance	40,277	41,715	79,731	81,523
Gain on sale of loans	8,506	14,347	8,506	50,126
Other income	76,321	4,399	75,798	10,194

Total non-interest income	125,104	60,461	164,035	185,178

NON-INTEREST EXPENSES:
Salaries and employee benefits	615,729	517,326	1,247,224	1,088,854
Occupancy expenses	143,660	133,327	290,726	269,892
Legal fees	84,871	46,502	114,658	72,316
Federal Deposit Insurance premiums	29,049	34,947	60,951	70,381
Accounting and auditing expense	44,276	40,828	85,813	85,195
Data processing expense	117,498	104,296	233,072	212,911
Directors fees	36,306	23,154	72,612	47,809
Other general and administrative expenses	129,504	139,170	359,303	296,876

Total non-interest expenses	1,200,893	1,039,550	2,464,359	2,144,234

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	133,301	135,714	38,852	211,724

INCOME TAX EXPENSE (BENEFIT)	23,511	32,973	(23,244)	43,753

NET INCOME	$109,790	$102,741	$62,096	$167,971

EARNINGS PER COMMON SHARE - BASIC	$0.09	$0.08	$0.05	$0.12

EARNINGS PER COMMON SHARE - DILUTED	$0.08	$0.08	$0.05	$0.12

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

NET INCOME	$109,790	$102,741	$62,096	$167,971

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	255,529	(776,175)	659,083	(843,238)
Less: income taxes on unrealized gains (losses) arising during the period	(102,212)	310,470	(263,633)	337,295

	153,317	(465,705)	395,450	(505,943)

Less: Reclassification adjustment for realized gains	—	—	—	(43,335)
Income taxes on reclassification adjustment	—	—	—	17,334

	—	—	—	(26,001)

OTHER COMPREHENSIVE INCOME (LOSS)	153,317	(465,705)	395,450	(531,944)

COMPREHENSIVE INCOME (LOSS)	$263,107	$(362,964)	$457,546	$(363,973)

See accompanying notes.

Fraternity Community Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, January 1, 2013	$15,061	$13,965,375	$16,285,930	$(1,058,000)	$74,301	$29,282,667

Net Income	0	0	167,971	0	0	167,971

Other Comprehensive Loss	0	0	0	0	(531,944)	(531,944)

Common stock repurchased	(778)	(1,060,987)	0	0	0	(1,061,765)

ESOP shares released or committed for release	0	19,546	0	52,900	0	72,446

Balance, June 30, 2013	$14,283	$12,923,934	$16,453,901	$(1,005,100)	$(457,643)	$27,929,375

Balance, January 1, 2014	$13,929	$12,236,878	$16,175,369	$(952,200)	$(669,725)	$26,804,251

Net Income	0	0	62,096	0	0	62,096

Other Comprehensive Income	0	0	0	0	395,450	395,450

Restricted Stock Awards, net of repurchases $0	0	52,606	0	0	0	52,606

Stock Options	0	36,627	0	0	0	36,627

ESOP shares released or committed for release	0	24,202	0	52,900	0	77,102

Balance, June 30, 2014	$13,929	$12,350,313	$16,237,465	$(899,300)	$(274,275)	$27,428,132

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,096	$167,971
Adjustments to reconcile net income provided by operating activities:
Depreciation	58,515	49,075
Gain on sale of available-for-sale securities	—	(43,335)
Gain on sale of other real estate owned	(41,638)	—
Gain on sale of loans	(8,506)	(50,126)
Origination of loans held for sale	(528,000)	(2,277,084)
Proceeds from sale of loans held for sale	536,506	2,327,210
Amortization/accretion of premium/discount	90,054	(148,991)
Increase in value of bank-owned life insurance	(79,731)	(81,523)
Stock based compensation	89,233	—
Stock based compensation (ESOP)	77,102	72,446
Recovery of loan losses	(94,431)	(11,892)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(150,620)	115,648
Other liabilities	44,984	33,122

Net cash provided by operating activities	55,564	152,521

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(2,831,438)	(1,788,864)
Redemption of ground rents	3,500	7,500
Acquisition of property and equipment	(11,631)	(200,670)
Decrease (increase) in value of other real estate owned	100,000	(94,798)
Purchase of:
Investment securities available-for-sale	—	(6,503,793)
Proceeds from:
Sales and maturities of investment securities available-for-sale	—	5,222,742
Principal paydowns on investment securities available-for-sale	561,073	1,558,477
Principal paydowns on investment securities held-to-maturity	259,830	258,619
Sale of Federal Home Loan Bank stock	53,900	59,300
Sale of other real estate owned	2,251,243	0

Net cash provided by (used in) investing activities	386,477	(1,481,487)

Fraternity Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(2,482,989)	(3,431,830)
Borrowings from the Federal Home Loan Bank	—	5,000,000
Repayments of Federal Home Loan Bank borrowings	—	(5,000,000)
Repurchase of common stock	—	(1,061,765)
Increase in advances by borrowers for taxes and insurance	863,656	911,261

Net cash used in financing activities	(1,619,333)	(3,582,334)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,177,292)	(4,911,300)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,351,673	18,178,281

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,174,381	$13,266,981

Cash paid for interest	$883,159	$1,023,363

Cash paid for taxes	$0	$0

Transfer of loans to other real estate owned	$410,399	$0

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS

ENDED JUNE 30, 2014 AND 2013

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts from prior period financial statements may have been reclassified to conform to the current period’s presentation.

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

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$1,500,000	$8,910	$0	$1,508,910
Obligations of U.S. Government Agencies	5,997,802	0	402,837	5,594,965
Municipal Bonds	1,000,000	6,580	0	1,006,580
Mortgage-backed securities:
FNMA	5,605,283	30,971	89,671	5,546,583
GNMA	1,103,519	25,443	5	1,128,957
FHLMC	556,980	4,669	0	561,649
Federal Agency CMO	827,902	0	41,644	786,258
Private Label CMO	251,933	4,648	0	256,581

	$16,843,419	$81,221	$534,157	$16,390,483

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$2,110,276	$76,728	$19,350	$2,167,654
SBA Pools	951,819	0	58,117	893,702
Mortgage-backed securities:
FNMA	4,698,728	177,824	0	4,876,552

	$7,760,823	$254,552	$77,467	$7,937,908

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$1,500,000	$0	$1,845	$1,498,155
Obligations of U.S. Government Agencies	5,997,686	0	759,026	5,238,660
Municipal Bonds	1,000,000	0	88,700	911,300
Mortgage-backed securities:
FNMA	5,945,252	24,257	191,649	5,777,860
GNMA	1,186,994	7,640	21,492	1,173,142
FHLMC	623,033	4,343	911	626,465
Federal Agency CMO	909,604	0	68,664	840,940
Private Label CMO	283,206	4,933	0	288,139

	$17,445,775	$41,173	$1,132,287	$16,354,661

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$2,123,116	$3,863	$52,573	$2,074,406
SBA Pools	1,197,400	0	54,447	1,142,953
Mortgage-backed securities:
FNMA	4,748,908	137,053	2,110	4,883,851

	$8,069,424	$140,916	$109,130	$8,101,210

The amortized cost and fair value of debt securities at June 30, 2014 and December 31, 2013 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	June 30, 2014
	Available-for-Sale
	Amortized Cost	Fair Value

Due in less than one year	$1,500,129	$1,509,037
Due in one year through five years	5,272	5,310
Due in five years through ten years	664,362	677,412
Due after ten years	14,673,656	14,198,724

	$16,843,419	$16,390,483

	June 30, 2014
	Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$3,317,052	$3,422,315
Due in five years through ten years	2,583,152	2,630,776
Due after ten years	1,860,619	1,884,817

	$7,760,823	$7,937,908

	December 31, 2013
	Available-for-Sale
	Amortized Cost	Fair Value
Due in less than one year	$1,500,000	$1,498,155
Due in one year through five years	7,415	7,364
Due in five years through ten years	778,271	786,833
Due after ten years	15,160,089	14,062,309

	$17,445,775	$16,354,661

	December 31, 2013
	Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$3,541,943	$3,649,827
Due in five years through ten years	2,072,862	2,036,709
Due after ten years	2,454,619	2,414,674

	$8,069,424	$8,101,210

The Bank recognized gross gains on sales of available-for-sale securities of $0 and $43,335 for the six months ended June 30, 2014 and 2013, respectively. The Bank recognized gross losses on sales of available-for-sale securities of $0 for the six months ended June 30, 2014 and 2013, respectively.

Securities with unrealized losses, segregated by length of impairment, as of June 30, 2014 and December 31, 2013 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

June 30, 2014
Available-for-sale:
Obligations of U.S. Government Agencies	$0	$0	$5,594,965	$402,837	$5,594,965	$402,837
Mortgage-backed securities:
FNMA	10,319	137	3,905,825	89,534	3,916,144	89,671
GNMA	4,838	5	0	0	4,838	5
Federal Agency CMO	0	0	786,258	41,644	786,258	41,644

	$15,157	$142	$10,287,048	$534,015	$10,302,205	$534,157

Held-to-Maturity:
Municipal Bonds	$0	$0	$486,008	$19,350	$486,008	$19,350
SBA Pools	0	0	893,702	58,117	893,702	58,117

	$0	$0	$1,379,710	$77,467	$1,379,710	$77,467

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

December 31, 2013
Available-for-sale:
Bank Notes and Corporate Bonds	$0	$0	$1,498,155	$1,845	$1,498,155	$1,845
Obligations of U.S. Government Agencies	3,944,880	552,806	1,293,780	206,220	5,238,660	759,026
Municipal Bonds	911,300	88,700	0	0	911,300	88,700
Mortgage-backed securities:
FNMA	3,949,576	191,457	21,661	192	3,971,237	191,649
GNMA	1,109,080	21,492	0	0	1,109,080	21,492
FHLMC	414,957	911	0	0	414,957	911
Federal Agency CMO	0	0	840,940	68,664	840,940	68,664

	$10,329,793	$855,366	$3,654,536	$276,921	$13,984,329	$1,132,287

Held-to-Maturity:
Municipal Bonds	$1,058,760	$18,530	$474,706	$34,043	$1,533,466	$52,573
SBA Pools	814,974	25,278	327,979	29,169	1,142,953	54,447
Mortgage-backed securities:
FNMA	1,562,003	2,110	0	0	1,562,003	2,110

	$3,435,737	$45,918	$802,685	$63,212	$4,238,422	$109,130

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

Furthermore, as of June 30, 2014, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Bank’s consolidated income statement.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	June 30, 2014	December 31, 2013

Real Estate Loans:
Owner Occupied One- to- four family	$79,938,961	$79,190,821
Non Owner Occupied One- to- four family	12,502,417	12,405,389
Home Equity Lines of Credit	7,320,494	8,129,950
Commercial Real Estate	15,767,551	13,164,122
Residential Construction	2,353,152	2,463,458
Land	679,602	685,464

Total Real Estate Loans	118,562,177	116,039,204

Consumer Loans	59,000	66,503
Commercial Loans	0	0

Total Loans	118,621,177	116,105,707

Less:
Allowance for loan losses	(1,528,000)	(1,528,000)

Total loans and allowance for loan losses	$117,093,177	$114,577,707

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

The balance of impaired loans was $4,231,656 and $4,575,824 as of June 30, 2014 and December 31, 2013, respectively. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has fallen. All of our impaired loans are either a troubled debt restructuring or are on nonaccrual status.

Nonperforming/Past Due Loans - Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $758,873 and $1,080,286 at June 30, 2014 and December 31, 2013, respectively. There were no accruing loans that were more than 90 days past due at June 30, 2014 and December 31, 2013.

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments. As of June 30, 2014, there are five loans totaling $3,472,783 classified as troubled debt restructurings. As of December 31, 2013 there are six loans totaling $3,881,957 classified as troubled debt restructurings.

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

The following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses as of June 30, 2014 and December 31, 2013:

Credit Risk Analysis of Loans Receivable

As of June 30, 2014

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$79,296,101	$10,698,347	$7,000,959	$14,612,511	$2,353,152	$679,602	$59,000	$0	$114,699,672
Special Mention	452,967	1,554,625	0	0	0	0	0	0	2,007,592
Substandard	189,893	249,445	319,535	1,155,040	0	0	0	0	1,913,913

Total	$79,938,961	$12,502,417	$7,320,494	$15,767,551	$2,353,152	$679,602	$59,000	$0	$118,621,177

Credit risk profile based on payment activity:
Performing	$79,749,068	$12,252,972	$7,000,959	$15,767,551	$2,353,152	$679,602	$59,000	$0	$117,862,304
Nonperforming	189,893	249,445	319,535	0	0	0	0	0	758,873

Total	$79,938,961	$12,502,417	$7,320,494	$15,767,551	$2,353,152	$679,602	$59,000	$0	$118,621,177

Credit Risk Analysis of Loans Receivable

As of December 31, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$78,205,713	$10,065,786	$7,840,054	$11,996,653	$2,463,458	$685,464	$66,503	$0	$111,323,631
Special Mention	457,008	2,077,313	0	0	0	0	0	0	2,534,321
Substandard	528,100	262,290	289,896	1,167,469	0	0	0	0	2,247,755

Total	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

Credit risk profile based on payment activity:
Performing	$78,662,721	$12,143,099	$7,840,054	$13,164,122	$2,463,458	$685,464	$66,503	$0	$115,025,421
Nonperforming	528,100	262,290	289,896	0	0	0	0	0	1,080,286

Total	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

Aged Analysis of Past Due Loans Receivable

As of June 30, 2014

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$12,586	$0	$15,385	$0	$0	$0	$0	$0	$27,971
60-89 Days Past Due	11,697	1,548,967	90,192	0	0	0	0	0	1,650,856
Greater Than 90 Days Past Due	157,597	250,562	29,649	0	0	0	0	0	437,808

Total Past Due	181,880	1,799,529	135,226	0	0	0	0	0	2,116,635

Current	79,757,081	10,702,888	7,185,268	15,767,551	2,353,152	679,602	59,000	0	116,504,542

Total Loans Receivable	$79,938,961	$12,502,417	$7,320,494	$15,767,551	$2,353,152	$679,602	$59,000	$0	$118,621,177

Recorded Investment
> 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

Aged Analysis of Past Due Loans Receivable

As of December 31, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$224,165	$0	$24,493	$0	$0	$0	$0	$0	$248,658
60-89 Days Past Due	3,001	0	0	0	0	0	0	0	3,001
Greater Than 90 Days Past Due	450,480	263,486	90,192	0	0	0	0	0	804,158

Total Past Due	677,646	263,486	114,685	0	0	0	0	0	1,055,817
Current	78,513,175	12,141,903	8,015,265	13,164,122	2,463,458	685,464	66,503	0	115,049,890

Total Loans Receivable	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

The following tables detail activity in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Three months ended:
June 30, 2014:
Beginning Balance	$855,360	$339,673	$97,586	$158,365	$23,032	$8,532	$914	$231	$44,307	$1,528,000
(Recovery of) provision for loan losses	(161,415)	253	(1,331)	(689)	500	(37)	(94)	(231)	71,640	(91,404)
Charge-offs	0	0	0	0	0	0	0	0	0	0
Recoveries	90,395	0	1,009	0	0	0	0	0	0	91,404

Net recoveries	90,395	0	1,009	0	0	0	0	0	0	91,404

Ending Balance	$784,340	$339,926	$97,264	$157,676	$23,532	$8,495	$820	$0	$115,947	$1,528,000

Three months ended:
June 30, 2013:
Beginning Balance	$763,128	$254,641	$66,635	$193,280	$7,399	$35,181	$905	$213	$28,618	$1,350,000
Provision for (recovery of) loan losses	56,406	11,827	(5,669)	(22,790)	11,531	(75,208)	(53)	37	(8,917)	(32,836)
Charge-offs	(23,413)	0	0	0	0	0	0	0	0	(23,413)
Recoveries	1,000	0	999	0	0	54,250	0	0	0	56,249

Net (charge-offs) recoveries	(22,413)	0	999	0	0	54,250	0	0	0	32,836

Ending Balance	$797,121	$266,468	$61,965	$170,490	$18,930	$14,223	$852	$250	$19,701	$1,350,000

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Six months ended:
June 30, 2014:
Beginning Balance	$901,766	$353,240	$106,851	$131,641	$24,635	$8,568	$924	$0	$375	$1,528,000
(Recovery of) provision for loan losses	(209,849)	(13,314)	(11,595)	26,035	(1,103)	(73)	(104)	0	115,572	(94,431)
Charge-offs	0	0	0	0	0	0	0	0	0	0
Recoveries	92,423	0	2,008	0	0	0	0	0	0	94,431

Net recoveries	92,423	0	2,008	0	0	0	0	0	0	94,431

Ending Balance	$784,340	$339,926	$97,264	$157,676	$23,532	$8,495	$820	$0	$115,947	$1,528,000

Six months ended:
June 30, 2013:
Beginning Balance	$810,892	$206,099	$74,807	$191,357	$36,945	$32,217	$868	$240	$41,575	$1,395,000
Provision for (recovery of) loan losses	9,506	126,448	(14,840)	(20,867)	(18,015)	(72,244)	(16)	10	(21,874)	(11,892)
Charge-offs	(25,777)	(66,079)	0	0	0	0	0	0	0	(91,856)
Recoveries	2,500	0	1,998	0	0	54,250	0	0	0	58,748

Net (charge-offs) recoveries	(23,277)	(66,079)	1,998	0	0	54,250	0	0	0	(33,108)

Ending Balance	$797,121	$266,468	$61,965	$170,490	$18,930	$14,223	$852	$250	$19,701	$1,350,000

The following table details the amounts evaluated for impairment collectively and individually allocated to each portfolio segment as of June 30, 2014, December 31, 2013 and June 30, 2013, detailed on the basis of the impairment methodology used by the Company.

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
June 30, 2014:
Loans individually evaluated for impairment	$3,463,421	$249,445	$518,790	$0	$0	$0	$0	$0	$4,231,656

Loans collectively evaluated for impairment	$76,475,540	$12,252,972	$6,801,704	$15,767,551	$2,353,152	$679,602	$59,000	$0	$114,389,521

Balance at June 30, 2014	$79,938,961	$12,502,417	$7,320,494	$15,767,551	$2,353,152	$679,602	$59,000	$0	$118,621,177

December 31, 2013:
Loans individually evaluated for impairment	$3,815,829	$262,289	$497,706	$0	$0	$0	$0	$0	$4,575,824

Loans collectively evaluated for impairment	$75,374,992	$12,143,100	$7,632,244	$13,164,122	$2,463,458	$685,464	$66,503	$0	$111,529,883

Balance at December 31, 2013	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

June 30, 2013:
Loans individually evaluated for impairment	$4,964,997	$284,289	$507,959	$0	$0	$0	$0	$0	$5,757,245

Loans collectively evaluated for impairment	$74,272,107	$11,790,609	$8,262,038	$14,207,477	$1,892,975	$1,137,871	$60,860	$17,411	$111,641,348

Balance at June 30, 2013	$79,237,104	$12,074,898	$8,769,997	$14,207,477	$1,892,975	$1,137,871	$60,860	$17,411	$117,398,593

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. Information with respect to nonperforming assets and troubled debt restructurings at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013

Non-Accrual Loans:
Owner-occupied one- to- four family	$189,893	$528,100
Non owner-occupied one- to- four family	249,445	262,290
Home Equity Lines of credit	319,535	289,896

Total Non-Accrual Loans	758,873	1,080,286
Other Real Estate Owned, net	22,500	1,921,706
Loans 90 days or more past due and still accruing	0	0

Total Nonperforming Assets	781,373	3,001,992

Troubled Debt Restructurings	3,472,783	3,881,957

Troubled Debt Restructurings included In Non-Accrual Loans	(0)	(386,419)

Troubled Debt Restructurings and Total Nonperforming Assets	$4,254,156	$6,497,530

At June 30, 2014 and December 31, 2013, there were no loans 90 days past due or more and still accruing interest. At June 30, 2014, the Company had twenty one loans on non-accrual status with foregone interest in the amount of $62,286. At December 31, 2013, the Company had twenty one loans on non-accrual status with foregone interest in the amount of $129,519.

The following table presents loans individually evaluated for impairment by class of loan as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014			As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no allowance recorded:
Owner Occupied one- to- four family residential	$441,402	$452,298	$0	$782,371	$810,780	$0
Non Owner Occupied one- to- four family residential	16,751	82,830	0	16,751	82,830	0

Home Equity Lines of Credit	518,790	518,790	0	497,706	567,234	0

Total with no allowance	$976,943	$1,053,918	$0	$1,296,828	$1,460,844	$0

With an allowance recorded:
Owner Occupied one- to- four family residential	$3,022,019	$3,022,019	$210,773	$3,033,457	$3,033,457	$210,773
Non Owner Occupied one- to- four family residential	232,694	260,425	64,234	245,539	273,270	64,234

Total with an allowance	$3,254,713	$3,282,444	$275,007	$3,278,996	$3,306,727	$275,007

Grand total:
Owner Occupied one- to- four family residential	$3,463,421	$3,474,317	$210,773	$3,815,828	$3,844,237	$210,773
Non Owner Occupied one- to- four family residential	249,445	343,255	64,234	262,290	356,100	64,234

Home Equity Lines of Credit	518,790	518,790	0	497,706	567,234	0

Grand total	$4,231,656	$4,336,362	$275,007	$4,575,824	$4,767,571	$275,007

Information on impaired loans for the three and six months ended June 30, 2014 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Owner Occupied one- to- four family residential	$443,637	$2,876	$556,549	$7,155
Non Owner Occupied one- to- four family residential	16,751	0	16,751	0

Home Equity Lines of Credit	506,070	6,232	503,282	12,173

Land	0	0	0	0

Total with no allowance	$966,458	$9,108	$1,076,582	$19,328

With an allowance recorded:
Owner Occupied one- to- four family residential	$2,814,172	$24,145	$2,817,009	$48,923
Non Owner Occupied one- to- four family residential	170,633	0	174,190	0

Total with an allowance	$2,984,805	$24,145	$2,991,199	$48,923

Grand total:
Owner Occupied one- to- four family residential	$3,257,809	$27,021	$3,373,558	$56,078
Non Owner Occupied one- to- four family residential	187,384	0	190,941	0

Home Equity Lines of Credit	506,070	6,232	503,282	12,173

Land	0	0	0	0

Grand total	$3,951,263	$33,253	$4,067,781	$68,251

Information on impaired loans for the three and six months ended June 30, 2013 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Owner Occupied one- to- four family residential	$2,296,082	$14,891	$2,209,309	$30,339
Non Owner Occupied one- to- four family residential	290,248	0	316,080	0

Home Equity Lines of Credit	410,541	6,367	379,743	9,823

Land	46,500	0	62,500	0

Total with no allowance	$3,043,371	$21,258	$2,967,632	$40,162

With an allowance recorded:
Owner Occupied one- to- four family residential	$2,670,309	$43,772	$2,545,577	$68,257

Total with an allowance	$2,670,309	$43,772	$2,545,577	$68,257

Grand total:
Owner Occupied one- to- four family residential	$4,966,391	$58,663	$4,754,886	$98,596
Non Owner Occupied one- to- four family residential	290,248	0	316,080	0

Home Equity Lines of Credit	410,541	6,367	379,743	9,823

Land	46,500	0	62,500	0

Grand total	$5,713,680	$65,030	$5,513,209	$108,419

The following table reflects impaired loans as of June 30, 2014 and December 31, 2013. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has fallen.

	June 30, 2014	December 31, 2013
Impaired performing loans:
Owner occupied one- to- four family	$0	$0
Non owner occupied one- to- four family	0	0
Home equity lines of credit	0	0
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one- to- four family	3,273,528	3,287,728
Non owner occupied one- to- four family	0	0
Home equity lines of credit	199,255	207,810
Commercial	0	0
Construction	0	0
Land	0	0

Total impaired performing loans	3,472,783	3,495,538

Impaired nonperforming loans (nonaccrual):
Owner occupied one- to- four family	189,893	141,681
Non owner occupied one- to- four family	249,445	262,290
Home equity lines of credit	319,535	289,896
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one- to- four family	0	386,419
Non owner occupied one- to- four family	0	0
Home equity lines of credit	0	0
Commercial	0	0
Construction	0	0
Land	0	0

Total impaired nonperforming loans (nonaccrual)	758,873	1,080,286

Total impaired loans	$4,231,656	$4,575,824

Loans may be periodically modified in a troubled debt restructuring (TDR), where the Company will make concessions to a borrower having financial difficulty to help the borrower remain current on the loan and/or to avoid foreclosure. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is generally recognized through a charge-off through the allowance, however, if a specific reserve has been established, impairment is recognized through the provision for loan losses. At June 30, 2014, we had five loans that were restructured totaling $3,472,783. Four loans, totaling $3,273,528 were secured by owner-occupied one- to- four family residential properties and one loan totaling $199,255 is a home equity line of credit. At December 31, 2013, we had six loans that were restructured totaling $3,881,957. Five loans, totaling $3,674,147 were secured by owner-occupied one- to- four family residential properties and one loan totaling $207,810 is a home equity line of credit.

The following table is a summary of impaired loans that were modified due to a TDR by class for the three and six months ended June 30, 2014 and 2013. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts immediately after the modification:

Modifications for the Six Months Ended June 30, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one- to- four family residential	0	$0	$0

Modifications for the Six Months Ended June 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one- to- four family residential	1	$769,303	$769,303

Modifications for the Three Months Ended June 30, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one- to- four family residential	0	$0	$0

Modifications for the Three Months Ended June 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring:
Owner occupied one- to- four family residential	1	$769,303	$769,303

The following table presents loans by loan class modified as TDR’s within the previous twelve months from, and for which there was a payment default (90 days or more past due) during the three and six months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

0	$0	0	$0

Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

0	$0	0	$0

4.	EMPLOYEE RETIREMENT PLANS

The Bank sponsors an employee 401(k) savings and investment plan. The plan covers substantially all employees meeting age and service requirements and provides for both employee and employer matching contributions under Safe Harbor provisions. Expenses related to this plan for the six months ended June 30, 2014 and 2013 were $31,383 and $31,901, respectively.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the six months ended June 30, 2014 and 2013 was $77,102 and $72,446, respectively.

A summary of ESOP shares at June 30, 2014 and 2013 is as follows:

	2014	2013

Shares committed for release	37,030	26,450

Unearned shares	89,930	100,510

Total ESOP shares	126,960	126,960

Fair Value of unearned shares	$1,379,526	$1,364,926

5.	STOCK-BASED COMPENSATION

In May 2012, the Company’s shareholders approved a new Equity Incentive Plan (the “2012 Equity Incentive Plan”). The 2012 Equity Incentive Plan allows for up to 63,480 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 158,700 shares to be issued to employees, executive officers or Directors in the form of stock options. At June 30, 2014 and December 31, 2013, there were 33,000 restricted stock awards issued and outstanding and 69,600 stock option awards granted under the 2012 Incentive Plan.

Under the above plan, the exercise price is the market price at date of grant. The maximum option term is ten years and the vesting period is 25% immediately, 25% after one year, 25% after two years and 25% after three years. The Company issues new shares to satisfy share option exercises. Total compensation costs that have been charged against income for the stock option plan was $36,627 and $0, respectively, for the six months ended June 30, 2014 and 2013.

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

The fair value of options granted during 2013 was determined using the following weighted-average assumptions as of grant date.

2013
Risk-free interest rate	0.25%
Expected term	10.0 years
Expected stock price volatility	24.36%
Dividend yield	0.0%

A summary of stock option activity for the six months ended June 30, 2014 and twelve months ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
June 30, 2014:
Outstanding at beginning of year	69,600	$13.65	10.0 years	$38,280
Granted	0	0.00		0
Exercised	0	0.00		0
Forfeited, exchanged or expired	(0)	0.00		0

Outstanding at end of period	69,600	$13.65	9.3 years	$38,280

Exercisable at end of period	17,400	$13.65	9.3 years	$9,570

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2013:
Outstanding at beginning of year	0	$0.00		$0
Granted	69,600	13.65	10.0 years	38,280
Exercised	0	0.00		0
Forfeited, exchanged or expired	(0)	0.00		0

Outstanding at end of year	69,600	$13.65	9.8 years	$38,280

Exercisable at end of year	17,400	$13.65	9.8 years	$9,570

As of June 30, 2014 and 2013, there was $170,926 and $0, respectively, of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.33 years.

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

A summary of changes in the Company’s nonvested shares for the six months ended June 30, 2014 and twelve months ended December 31, 2013 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	24,748	$12.75
Granted	0	0.00
Vested	0	0.00
Forfeited	(0)	0.00

Nonvested at June 30, 2014	24,748	$12.75

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	0	$0.00
Granted	33,000	12.75
Vested	(8,252)	12.75
Forfeited	(0)	0.00

Nonvested at December 31, 2013	24,748	$12.75

As of June 30, 2014 and 2013, the Company recorded restricted stock awards expense of $52,607 and $0. As of June 30, 2014 and 2013, there was $227,859 and $0 of total unrecognized compensation cost related to nonvested shares granted under the 2012 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 2.17 years.

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

As of June 30, 2014 and December 31, 2013 (the most recent notification from the OCC), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Bank’s capital position:

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of June 30, 2014:
Total Risk-Based Capital (to risk-weighted assets)	$24,943	27.00%	$9,238	10.0%
Tier I Capital (to risk-weighted assets)	$23,784	25.75%	$5,542	6.0%
Tier I Capital (to adjusted total assets)	$23,784	14.38%	$8,270	5.0%

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2013:
Total Risk-Based Capital (to risk-weighted assets)	$24,857	26.96%	$9,220	10.0%
Tier I Capital (to risk-weighted assets)	$23,700	25.71%	$5,531	6.0%
Tier I Capital (to adjusted total assets)	$23,700	14.19%	$8,351	5.0%

On July 25, 2013, the Company authorized the repurchase of up to 142,830 shares of its common stock. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price and to provide a source of liquidity for the Company’s shares. As of June 30, 2014, there have been 65,700 shares repurchased by the Company, for an aggregate expenditure totaling $898,387, at an average price of $13.67.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014 Net Unrealized Gain and Losses on Investment Securities	June 30, 2013 Net Unrealized Gain and Losses on Investment Securities	June 30, 2014 Net Unrealized Gain and Losses on Investment Securities	June 30, 2013 Net Unrealized Gain and Losses on Investment Securities

Beginning Balance	$(427,592)	$8,062	$(669,725)	$74,301

Other comprehensive income (loss) before reclassifications	153,317	(465,705)	395,450	(505,943)
Amounts reclassified from accumulated other comprehensive loss	0	0	0	(26,001)

Net current period other comprehensive income (loss)	153,317	(465,705)	395,450	(531,944)

Ending Balance	$(274,275)	$(457,643)	$(274,275)	$(457,643)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented

Reclassification adjustment for realized gains	$0	$(43,335)	Non-Interest Income
	0	17,334	Income Tax Expense

Total Reclassification for the Period	$0	$(26,001)	Net of Tax

8.	FAIR VALUE MEASUREMENTS

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

The following table presents the Bank’s assets measured at fair value on a recurring basis:

	Fair Value at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$1,508,910	$0	$1,508,910	$0
Obligations of U.S. Government agencies	5,594,965	0	5,594,965	0
Municipal Bonds	1,006,580	0	1,006,580	0
FNMA	5,546,583	0	5,546,583	0
GNMA	1,128,957	0	1,128,957	0
FHLMC	561,649	0	561,649	0
Federal Agency CMO	786,258	0	786,258	0
Private label CMO	256,581	0	256,581	0

	$16,390,483	$0	$16,390,483	$0

Total assets measured at fair value	$16,390,483	$0	$16,390,483	$0

	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$1,498,155	$0	$1,498,155	$0
Obligations of U.S. Government agencies	5,238,660	0	5,238,660	0
Municipal Bonds	911,300	0	911,300	0
FNMA	5,777,860	0	5,777,860	0
GNMA	1,173,142	0	1,173,142	0
FHLMC	626,465	0	626,465	0
Federal Agency CMO	840,940	0	840,940	0
Private label CMO	288,139	0	288,139	0

	$16,354,661	$0	$16,354,661	$0

Total assets measured at fair value	$16,354,661	$0	$16,354,661	$0

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

For assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at June 30, 2014	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans:
Owner occupied one- to- four family	$3,252,648	$0	$3,252,648	$0
Non owner occupied one- to- four family	185,211	0	185,211	0
Home Equity Lines of Credit	518,790	0	518,790	0

	$3,956,649	$0	$3,956,649	$0

Other real estate owned	$22,500	$0	$22,500	$0

	Fair Value at December 31, 2013	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans:
Owner occupied one- to- four family	$3,605,055	$0	$3,605,055	$0
Non owner occupied one- to- four family	198,056	0	198,056	0
Home Equity Lines of Credit	497,706	0	497,706	0

	$4,300,817	$0	$4,300,817	$0

Other real estate owned	$1,921,706	$0	$1,921,706	$0

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

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions are set forth below for the Bank’s financial instruments as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Carrying Value	Estimated Fair Value
		Level One	Level Two	Level Three	Total
Assets:
Securities - available-for-sale	$16,390,483	$0	$16,390,483	$0	$16,390,483
Securities - held-to-maturity	7,760,823	0	7,937,908	0	7,937,908
Loans, net of allowance	117,093,177	0	3,956,649	115,218,667	119,175,316
Federal Home Loan Bank stock	1,049,800	0	1,049,800	0	1,049,800

Liabilities:
Deposit accounts and advances by borrowers	117,139,760	0	117,172,580	0	117,172,580
Advances from the FHLB	20,000,000	0	20,494,683	0	20,494,683

	December 31, 2013
	Carrying Value	Estimated Fair Value
		Level One	Level Two	Level Three	Total
Assets:
Securities - available-for-sale	$16,354,661	$0	$16,354,661	$0	$16,354,661
Securities - held-to-maturity	8,069,424	0	8,101,210	0	8,101,210
Loans, net of allowance	114,577,707	0	4,300,817	112,002,812	116,303,629
Federal Home Loan Bank stock	1,103,700	0	1,103,700	0	1,103,700

Liabilities:
Deposit accounts and advances by borrowers	118,759,093	0	119,172,829	0	119,172,829
Advances from the FHLB	20,000,000	0	20,590,659	0	20,590,659

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

(e) Advances from the FHLB - Fair values are estimated by discounting carrying values using a cash flow approach based on market rates as of June 30, 2014 and December 31, 2013.

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

10.	EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic
Net Income	$109,790	$102,741	$62,096	$167,971

Weighted average common shares outstanding	1,275,629	1,340,645	1,274,314	1,360,370

Basic earnings per common share	$.09	$.08	$.05	$.12

Diluted
Net Income	$109,790	$102,741	$62,096	$167,971

Weighted average common shares outstanding for basic earnings per common share	1,275,629	1,340,645	1,274,314	1,360,370

Add: Dilutive effects of common stock equivalents	32,416	0	32,416	0

Average shares and dilutive potential common shares	1,308,045	1,340,645	1,306,730	1,360,370

Diluted earnings per common share	$.08	$.08	$.05	$.12

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Assets. At June 30, 2014, total assets decreased by $950,500 to $165.4 million at June 30, 2014 from $166.4 million at December 31, 2013. The decrease in assets for the six months ended June 30, 2014 was due mainly to a $1.9 million decrease in other real estate owned from $1.9 million at December 31, 2013 to $22,500 at June 30, 2014. Additionally, there was a decrease in cash and cash equivalents of $1.2 million, from $15.4 million at December 31, 2013, to $14.2 million as of June 30, 2014. Offsetting this was an increase of $2.5 million in loans receivable, net, from $114.6 million at December 31, 2013 to $117.1 million at June 30, 2014.

Loans. Net loans receivable increased by $2.5 million, or 2.2%, from $114.6 million at December 31, 2013 to $117.1 million at June 30, 2014, primarily as a result of increased demand. Commercial real estate loans increased by $2.6 million, or 19.8%, from $13.2 million at December 31, 2013 to $15.8 million at June 30, 2014.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $1.2 million, or 7.7%, from $15.4 million at December 31, 2013 to $14.2 million at June 30, 2014 primarily as a result of a decrease in our deposits of $2.5 million, an increase in loans receivable, net, of $2.5 million, and a decrease of $1.9 million in other real estate owned.

Securities. Our available-for-sale securities remained stable at $16.4 million as of June 30, 2014, a small increase of $35,800 from December 31, 2013. Our held-to-maturity securities decreased by $308,600, or 3.8%, from $8.1 million at December 31, 2013 to $7.8 million at June 30, 2014.

Deposits. Total deposits decreased by $2.5 million, or 2.1%, from $118.1 million at December 31, 2013, to $115.6 million at June 30, 2014, primarily as a result of certificates of deposits maturing that had carried much higher interest rates, and depositors looking for a higher yield elsewhere than the current low interest rates we are offering on those products currently. It is our strategy to not compete for these higher yield certificates of deposit at this time.

Borrowings. Total borrowings remained stable at $20.0 million at June 30, 2014 and December 31, 2013.

Stockholders’ Equity. Stockholders’ equity increased by $623,900, or 2.3%, from $26.8 million at December 31, 2013 to $27.4 million at June 30, 2014 due primarily to a reduction in accumulated other comprehensive loss of $395,400. As of December 31, 2013, we had an accumulated loss of $669,700, compared to $274,300 as of June 30, 2014.

Results of Operations for the Three Months Ended June 30, 2014 and 2013 (unaudited)

Overview. We had net income of $109,800 for the three months ended June 30, 2014, as compared to net income of $102,700 for the three months ended June 30, 2013. Net interest income increased for the three months ended June 30, 2014 by $35,700 or 3.3%, from $1,082,000 for the three months ended June 30, 2013 to $1,117,700 for the three months ended June 30, 2014. We had a negative provision for loan losses of $91,400 for the three months ended June 30, 2014, as compared to a negative provision for loan losses of $32,800 for the three months ended June 30, 2013. Non-interest income increased $64,600, or 106.9%, for the three months ended June 30, 2014, from $60,500 for the three months ended June 30, 2013 to $125,100 for the three months ended June 30, 2014. Non-interest expense increased by $161,300, or 15.5%, for the three months ended June 30, 2014, from $1,039,600 for the three months ended June 30, 2013 to $1,200,900 for the three months ended June 30, 2014. Income tax expense decreased by $9,500, from $33,000 for the three months ended June 30, 2013 to $23,500 for the three months ended June 30, 2014.

Net Interest Income. Net interest income increased by $35,700, or 3.3%, from $1,082,000 for the three months ended June 30, 2013 to $1,117,700 for the three months ended June 30, 2014. The increase in net interest income is primarily attributable to a lower cost of funds. Our interest rate spread has improved from 2.54% for the three months ended June 30, 2013 to 2.67% for the three months ended June 30, 2014, primarily due to a 28 basis point decrease in the average cost of time deposits.

Interest on loans receivable, net decreased by $32,600, or 2.3%, from $1,400,600 for the three months ended June 30, 2013 to $1,368,000 for the three months ended June 30, 2014, due to a 20 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to market rates remaining at an historically low level. The average balance of loans receivable, net increased by $2.0 million, or 1.7%, from $114.9 million at June 30, 2013 to $116.9 million at June 30, 2014.

Interest on investment securities available-for-sale increased by $8,900, or 9.1%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, as the result of a 51 basis point increase in the average yield, offset in part by a $2.3 million, or 12.2%, decrease in the average balance of investment securities available-for-sale. Interest on investment securities held-to-maturity decreased by $2,900, or 5.2%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, as the result of a 31 basis point decrease in the average yield, offset in part by a $426,100, or 5.8%, increase in the average balance of investment securities held-to-maturity.

Interest on cash and cash equivalents remained low during the three months ended June 30, 2014 and 2013 due to the historically low prevailing market rates during those periods.

During the three months ended June 30, 2014, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates. Interest on time deposits decreased by $54,200, or 16.2%, from $334,100 for the three months ended June 30, 2013, to $279,900 for the three months ended June 30, 2014, due to a 28 basis point decrease in the average cost of time deposits. The average balance of time deposits increased by $3.3 million, or 3.7%, from $91.5 million at June 30, 2013 to $94.8 million at June 30, 2014. Interest on brokered deposits decreased by $3,800, or 100.0%, from $3,800 for the three months ended June 30, 2013, to $0 for the three months ended June 30, 2014, as those deposits matured and were not replaced. Interest on NOW and money market accounts increased by $300, or 13.2%, from $1,900 for the three months ended June 30, 2013, to $2,200 for the three months ended June 30, 2014, due to a $781,300, or 12.0%, increase in the average balance of NOW and money market accounts. Interest on passbook accounts decreased by $2,600, or 32.4%, from $8,000 for the three months ended June 30, 2013 to $5,400 for the three months ended June 30, 2014, due primarily to a $2.7 million, or 17.0%, decrease in the average balance of passbook accounts. The average balance of passbook accounts decreased during the three months ended June 30, 2014, from $16.1 million as of June 30, 2013 to $13.4 million as of June 30, 2014.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank advances, increased by $1,200, or 0.8%, from $152,500 for three months ended June 30, 2013 to $153,700 for the three months ended June 30, 2014, due to an increase of 2 basis points in the average cost of these other interest-bearing liabilities. At June 30, 2014 and December 31, 2013, we had $20.0 million of Federal Home Loan Bank advances, of which $15.0 million are long-term advances that carry large prepayment penalties.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:

Interest-bearing deposits in other banks	$13,956,200	$9,768	.28%	$13,886,611	$9,242	.27%
Loans receivable, net (3)	116,913,617	1,368,033	4.68	114,916,452	1,400,556	4.88
Investment securities available-for-sale (1)	16,453,342	106,898	2.60	18,746,402	97,965	2.09
Investment securities held-to-maturity (2)	7,830,971	53,598	2.74	7,404,889	56,511	3.05
Other interest-earning assets	1,937,309	20,522	4.24	2,004,026	17,997	3.59

Total interest-earning assets	157,091,439	1,558,819	3.97	156,958,380	1,582,271	4.03

Noninterest-earning assets	9,037,682			9,346,681

Total assets	$166,129,121			$166,305,061

Liabilities and equity:
Time deposits	$94,837,016	$279,862	1.18%	$91,467,199	$334,113	1.46%
NOW and money market	7,283,450	2,192	.12	6,502,117	1,937	.12
Passbook	13,366,024	5,426	.16	16,107,455	8,025	.20
Brokered deposits	0	0	.00	333,904	3,751	4.49
Federal Home Loan Bank advances	20,000,000	153,653	3.07	20,000,000	152,478	3.05

Total interest-bearing liabilities	135,486,490	441,133	1.30	134,410,675	500,304	1.49

Noninterest-bearing liabilities	3,362,011			3,601,419

Total liabilities	138,848,501			138,012,094

Total equity	27,280,620			28,292,967

Total liabilities and equity	$166,129,121			$166,305,061

Net interest income		$1,117,686			$1,081,967

Interest rate spread			2.67%			2.54%

Net interest margin			2.85%			2.76%

Ratio of average interest-earning assets to average interest-bearing liabilities			115.95%			116.78%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on nonaccrual status are included in average assets.

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

We had a negative provision for loan losses of $91,400 for the three months ended June 30, 2014, as compared to a negative provision for loan losses of $32,800 for the three months ended June 30, 2013. At June 30, 2014, the allowance for loan losses was $1.5 million, or 1.29%, of the total loan portfolio, as compared to $1.5 million, or 1.32%, of the total loan portfolio at December 31, 2013.

Non-accrual loans totaled $758,900 at June 30, 2014 compared to $1.1 million at December 31, 2013. Net loan recoveries amounted to $91,400 during the three months ended June 30, 2014, compared to net loan recoveries of $32,800 during the three months ended June 30, 2013. As of June 30, 2014, non-accrual loans included thirteen owner occupied one- to- four family residential loans totaling $189,900, five non-owner occupied one-to-four family residential loans totaling $249,500 and three home equity lines of credit totaling $319,500. As of December 31, 2013, non-accrual loans included one troubled debt restructured loan totaling $386,400, eighteen one-to- four family residential loans totaling $404,000 and two home equity lines of credit totaling $289,900. The total decrease of $321,400 in non-accrual loans is primarily due to one troubled debt restructured loan that had previously been on non-accrual status but is now included in other real estate owned.

Impaired loans totaled $4.2 million at June 30, 2014 compared to $4.6 million at December 31, 2013. As of June 30, 2014, impaired loans included seventeen one-to-four family owner-occupied residential loans totaling $3.5 million, five non-owner-occupied one-to-four family residential loans totaling $249,500 and four home equity line of credit loans totaling $518,800. Included in these are five troubled debt restructured loans totaling $3.5 million, all of which are on accrual status. As of December 31, 2013, impaired loans included eighteen one- to- four family owner-occupied residential loans totaling $3.8 million, five non-owner-occupied one-to-four family residential loans totaling $262,900 and three home equity line of credit loans totaling $497,700. Included in these are six troubled debt restructured loans totaling $3.9 million. Of these six troubled debt restructured loans, five loans totaling $3.5 million are on accrual status, and one loan totaling $386,400 is on non-accrual status.

Other real estate owned totaled $22,500 at June 30, 2014 compared to $1.9 million at December 31, 2013. Other real estate owned at June 30, 2014 consisted of one non-owner occupied property. Other real estate owned at December 31, 2013 consisted of one luxury residential property that was a speculative construction loan (totaling $1.7 million), one owner occupied property and one non-owner occupied property.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At
	June 30, 2014	December 31, 2013
	(unaudited)
Nonaccrual loans:
Real estate loans:
One- to- four family	$439,338	$790,390
Lines of credit	319,535	289,896
Consumer	0	0

Total	$758,873	$1,080,286

Accruing loans past due 90 days or more	$0	$0

Total of nonaccrual loans and accruing loans 90 days Or more past due	$758,873	$1,080,286
Other real estate owned	22,500	1,921,706

Total nonperforming assets	$781,373	$3,001,992

Troubled debt restructurings	$3,472,784	$3,881,957

Troubled debt restructurings included in non-accrual loans	(0)	(386,419)

Troubled debt restructurings and total nonperforming assets	$4,254,157	$6,497,530

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	.64%	.93%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	.46%	.65%

Total nonperforming assets to total assets	0.47%	1.80%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended June 30,
	2014	2013

Allowance for loan losses at beginning of period	$1,528,000	$1,350,000
Charge-offs:
Real estate loans:
Owner occupied one- to- four family	0	23,413
Non-owner occupied one- to- four family	0	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total charge-offs	0	23,413

Recoveries	91,404	56,249

Net charge-offs	(91,404)	(32,836)

Recovery of loan losses	(91,404)	(32,836)
Allowance at end of period	$1,528,000	$1,350,000

Allowance for loan losses to total loans at the end of the period	1.29%	1.15%

Net charge-offs to average loans outstanding during the period	.08%	.03%

Noninterest Income. Total noninterest income increased by $64,600, or 106.9%, from $60,500 for the three months ended June 30, 2013 to $125,100 for the three months ended June 30, 2014. The increase was primarily attributable to an increase in other income of $71,900. The increase in other income was primarily due to $26,700 in proceeds received from a private mortgage insurance company for two REO properties previously sold and a $44,800 gain on the sale of an REO property.

Noninterest Expenses. Total noninterest expenses increased by $161,300, or 15.5%, from $1,039,600 for the three months ended June 30, 2013 to $1,200,900 for the three months ended June 30, 2014. The increase primarily was attributable to an increase in salaries and employee benefits of $98,400, or 19.0%, an increase in directors fees of $13,200, or 56.8%, and an increase in legal fees of $38,400, or 82.5%.

Income Tax Expense. We recognized an income tax expense of $23,500 during the three months ended June 30, 2014, as compared to an income tax expense of $33,000 for the three months ended June 30, 2013.

Results of Operations for the Six Months Ended June 30, 2014 and 2013 (unaudited)

Overview. We had net income of $62,100 for the six months ended June 30, 2014, as compared to net income of $168,000 for the six months ended June 30, 2013. Net interest income increased for the six months ended June 30, 2014 by $85,800 or 4.0%, from $2,158,900 for the six months ended June 30, 2013 to $2,244,700 for the six months ended June 30, 2014. We had a negative provision for loan losses of $94,400 for the six months ended June 30, 2014, as compared to a negative provision for loan losses of $11,900 for the six months ended June 30, 2013. Non-interest income decreased $21,200, or 11.4%, for the six months ended June 30, 2014, from $185,200 for the six months ended June 30, 2013 to $164,000 for the six months ended June 30, 2014. Non-interest expense increased by $320,200, or 14.9%, for the six months ended June 30, 2014, from $2,144,200 for the six months ended June 30, 2013 to $2,464,400 for the six months ended June 30, 2014. Income tax expense decreased by $66,900, from $43,700 for the six months ended June 30, 2013 to an income tax benefit of $23,200 for the six months ended June 30, 2014.

Net Interest Income. Net interest income increased by $85,800, or 4.0%, from $2,158,900 for the six months ended June 30, 2013 to $2,244,700 for the six months ended June 30, 2014. The increase in net interest income is primarily attributable to a lower cost of funds. Our interest rate spread has improved from 2.52% for the six months ended June 30, 2013 to 2.70% for the six months ended June 30, 2014, primarily due to a 31 basis point decrease in the average cost of time deposits.

Interest on loans receivable, net decreased by $66,600, or 2.4%, from $2.8 million for the six months ended June 30, 2013 to $2.7 million for the six months ended June 30, 2014, due to a 24 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to market rates remaining at an historically low level. The average balance of loans receivable, net increased by $2.9 million, or 2.6%, from $114.0 million at June 30, 2013 to $116.9 million at June 30, 2014.

Interest on investment securities available-for-sale increased by $7,100, or 3.5%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, as the result of a 40 basis point increase in the average yield, offset in part by a $2.4 million, or 12.5%, decrease in the average balance of investment securities available-for-sale. Interest on investment securities held-to-maturity increased by $1,300, or 1.2%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, as the result of a $431,600, or 5.8%, increase in the average balance of investment securities held-to-maturity, offset in part by a 13 basis point decrease in the average yield.

Interest on cash and cash equivalents remained low during the six months ended June 30, 2014 and 2013 due to the historically low prevailing market rates during those periods.

During the six months ended June 30, 2014, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates.

Interest on time deposits decreased by $130,400, or 18.8%, from $692,000 for the six months ended June 30, 2013, to $561,600 for the six months ended June 30, 2014, due to a 31 basis point decrease in the average cost of time deposits. The average balance of time deposits increased by $2.4 million, or 2.6%, from $92.3 million at June 30, 2013 to $94.7 million at June 30, 2014. Interest on brokered deposits decreased by $7,400, or 100.0%, from $7,400 for the six months ended June 30, 2013, to $0 for the six months ended June 30, 2014, as those deposits matured and were not replaced. Interest on passbook accounts decreased by $7,600, or 40.8%, from $18,700 for the six months ended June 30, 2013 to $11,100 for the six months ended June 30, 2014, due primarily to a 7 basis point decrease in the average cost of passbook accounts. The average balance of passbook accounts decreased by $2.6 million, or 16.3%, during the six months ended June 30, 2014, from $16.3 million as of June 30, 2013 to $13.7 million as of June 30, 2014.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank advances, increased by $5,000, or 1.7%, from $300,600 for six months ended June 30, 2013 to $305,600 for the six months ended June 30, 2014, due to an increase of 5 basis points in the average cost of these other interest-bearing liabilities. At June 30, 2014 and December 31, 2013, we had $20.0 million of Federal Home Loan Bank advances, of which $15.0 million are long-term advances that carry large prepayment penalties.

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

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:

Interest-bearing deposits in other banks	$13,091,108	$18,861	.29%	$15,482,676	$18,999	.25%
Loans receivable, net (3)	116,919,653	2,743,014	4.69	113,972,393	2,809,583	4.93
Investment securities available-for-sale (1)	16,477,852	210,051	2.55	18,836,331	202,909	2.15
Investment securities held-to-maturity (2)	7,902,131	112,375	2.84	7,470,555	111,095	2.97
Other interest-earning assets	1,956,443	42,815	4.38	2,026,286	39,239	3.87

Total interest-earning assets	156,347,187	3,127,116	4.00	157,788,241	3,181,825	4.03

Noninterest-earning assets	9,455,753			9,261,819

Total assets	$165,802,940			$167,050,060

Liabilities and equity:
Time deposits	$94,654,238	$561,597	1.19%	$92,279,552	$691,954	1.50%
NOW and money market	7,236,368	4,056	.11	6,153,850	4,212	.14
Passbook	13,670,808	11,100	.16	16,325,132	18,747	.23
Brokered deposits	0	0	.00	332,999	7,433	4.46
Federal Home Loan Bank advances	20,000,000	305,618	3.06	20,000,000	300,591	3.01

Total interest-bearing liabilities	135,561,414	882,371	1.30	135,091,533	1,022,937	1.51

Noninterest-bearing liabilities	3,071,519			3,315,336

Total liabilities	138,632,933			138,406,869

Total equity	27,170,007			28,643,191

Total liabilities and equity	$165,802,940			$167,050,060

Net interest income		$2,244,745			$2,158,888

Interest rate spread			2.70%			2.52%

Net interest margin			2.87%			2.74%

Ratio of average interest-earning assets to average interest-bearing liabilities			115.33%			116.80%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on nonaccrual status are included in average assets.

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

We had a negative provision for loan losses of $94,400 for the six months ended June 30, 2014, as compared to a negative provision for loan losses of $11,900 for the six months ended June 30, 2013. At June 30, 2014, the allowance for loan losses was $1.5 million, or 1.29%, of the total loan portfolio, as compared to $1.5 million, or 1.32%, of the total loan portfolio at December 31, 2013.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2014	2013

Allowance for loan losses at beginning of period	$1,528,000	$1,395,000
Charge-offs:
Real estate loans:
Owner occupied one-to four-family	0	25,777
Non-owner occupied one-to four-family	0	66,079
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total charge-offs	0	91,856

Recoveries	94,431	58,748

Net charge-offs	(94,431)	33,108

Recovery of loan losses	(94,431)	(11,892)
Allowance at end of period	$1,528,000	$1,350,000

Allowance for loan losses to total loans at the end of the period	1.29%	1.15%

Net charge-offs to average loans outstanding during the period	.08%	.03%

Noninterest Income. Total noninterest income decreased by $21,200, or 11.4%, from $185,200 for the six months ended June 30, 2013 to $164,000 for the six months ended June 30, 2014. The decrease was primarily due to a decrease of $43,300, or 100.0%, in the gain on sale of investments and a decrease of $41,600, or 83.0%, in the gain on sale of loans, offset in part by $26,700 in proceeds received from an insurance company for two REO properties previously sold and a $41,700 gain on the sale of an REO property.

Noninterest Expenses. Total noninterest expenses increased by $320,200, or 14.9%, from $2,144,200 for the six months ended June 30, 2013 to $2,464,400 for the six months ended June 30, 2014. The increase primarily was attributable to an increase in salaries and employee benefits of $158,400, or 14.5%, an increase in directors fees of $24,800, or 51.9%, an increase in legal fees of $42,300, or 58.6%, and an increase in other general and administrative expenses of $62,400, or 21.0%. The increase in other general and administrative expenses was primarily due to a $100,000 write-down of the luxury residential property sold from REO during the quarter. There was also a decrease of $62,400, or 63.4%, in advertising expense.

Income Tax Expense. We recognized an income tax benefit of $23,200 during the six months ended June 30, 2014, as compared to an income tax expense of $43,800 for the six months ended June 30, 2013.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $14.2 million. Securities classified as available-for-sale, amounting to $16.4 million at June 30, 2014, provides an additional source of liquidity. In addition, at June 30, 2014, we had the ability to borrow a total of approximately $49.7 million from the Federal Home Loan Bank of Atlanta and had $20.0 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3.0 million line of credit with another bank, on which we had no outstanding balance at June 30, 2014.

Certificates of deposit due within one year of June 30, 2014 totaled $34.3 million, or 53.0%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For the six months ended June 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no stock repurchases during the three months ended June 30, 2014. On July 25, 2013, Fraternity Community Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 142,830 shares, or 10%, of the Company’s outstanding common stock. As of June 30, 2014, there remained 77,130 shares that may be repurchased under this authority.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

4.0	Form of Common Stock Certificate of Fraternity Community Bancorp, Inc. (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from Fraternity Community Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRATERNITY COMMUNITY BANCORP, INC.
August 14, 2014
	By:	/s/ Thomas K. Sterner
Thomas K. Sterner
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michelle L. Miller
Michelle L. Miller
Chief Financial Officer
(Principal Financial Officer)