Form 10-Q
period 2014-09-30
Fraternity Community Bancorp Inc
filed 2014-11-14
CIK 1503063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

As of November 10, 2014, the registrant had 1,381,082 shares of common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	September 30, 2014	December 31, 2013

ASSETS

Cash and cash equivalents:
Cash and due from banks	$873,104	$973,466
Interest-bearing deposits in other banks	12,562,897	14,378,207

Total cash and cash equivalents	13,436,001	15,351,673

Investment securities:
Available-for-sale - at fair value	14,580,128	16,354,661
Held-to-maturity - at amortized cost (fair value approximates $9,370,915 and $8,101,210, respectively)	9,225,102	8,069,424
Loans - net of allowance for loan losses of $1,850,000 and $1,528,000 (2014 and 2013, respectively)	115,540,724	114,577,707
Other real estate owned	22,500	1,921,706
Property and equipment, net	855,785	948,907
Federal Home Loan Bank stock - at cost - restricted	1,049,800	1,103,700
Ground rents - net of valuation allowance of $44,703 (2014 and 2013)	824,543	829,243
Accrued interest receivable	553,216	504,599
Investment in bank-owned life insurance	4,813,690	4,692,872
Deferred income taxes	1,320,585	1,384,832
Other assets	589,882	630,864

TOTAL ASSETS	$162,811,956	$166,370,188

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$113,880,110	$118,100,920
Advances from the Federal Home Loan Bank	20,000,000	20,000,000
Advances by borrowers for taxes and insurance	806,657	658,173
Other liabilities	910,248	806,844

Total liabilities	135,597,015	139,565,937

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	0	0
Common stock, $0.01 par value; authorized 15,000,000; issued and outstanding, 1,381,082 shares at September 30, 2014 and 1,392,923 shares at December 31, 2013	13,811	13,929
Additional paid in capital	12,229,601	12,236,878
Retained earnings - substantially restricted	16,092,647	16,175,369
Unearned ESOP shares	(872,850)	(952,200)
Accumulated other comprehensive loss	(248,268)	(669,725)

Total stockholders’ equity	27,214,941	26,804,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$162,811,956	$166,370,188

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

INTEREST INCOME:
Interest and fees on loans:
Real estate loans	$1,301,247	$1,421,045	$4,041,825	$4,228,071
Other loans	1,274	1,386	3,710	3,943
Interest and dividends on investments and bank deposits	169,907	168,833	533,891	516,772
Income from ground rents owned	17,179	8,949	37,297	33,252

Total interest income	1,489,607	1,600,213	4,616,723	4,782,038

INTEREST EXPENSE:
Interest on deposits	288,260	328,296	865,013	1,050,642
Interest on borrowings - short term	7,183	7,184	21,316	16,289
Interest on borrowings - long term	148,159	148,158	439,644	439,644

Total interest expense	443,602	483,638	1,325,973	1,506,575

NET INTEREST INCOME	1,046,005	1,116,575	3,290,750	3,275,463

PROVISION FOR LOAN LOSSES	319,551	143,299	225,120	131,407

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	726,454	973,276	3,065,630	3,144,056

NON-INTEREST INCOME:
Gain on sale of investment securities	1,828	0	1,828	43,335
Income on bank-owned life insurance	41,088	42,056	120,818	123,579
Gain on sale of loans	0	0	8,506	50,126
Other income / (expense)	(404)	5,909	75,395	16,103

Total non-interest income	42,512	47,965	206,547	233,143

NON-INTEREST EXPENSES:
Salaries and employee benefits	593,375	628,365	1,840,599	1,717,219
Occupancy expenses	137,887	138,398	428,613	408,290
Legal fees	39,895	60,962	154,553	133,278
Federal Deposit Insurance premiums	26,245	34,469	87,196	104,850
Accounting and auditing expense	41,537	39,450	127,350	124,645
Data processing expense	112,451	99,208	345,523	312,119
Directors fees	36,556	53,008	109,168	100,817
Other general and administrative expenses	98,016	153,537	457,319	450,413

Total non-interest expenses	1,085,962	1,207,397	3,550,321	3,351,631

(LOSS) INCOME BEFORE INCOME TAX BENEFIT	(316,996)	(186,156)	(278,144)	25,568

INCOME TAX BENEFIT	(172,178)	(95,027)	(195,422)	(51,274)

NET (LOSS) INCOME	$(144,818)	$(91,129)	$(82,722)	$76,842

(LOSS) EARNINGS PER COMMON SHARE - BASIC	$(0.10)	$(0.07)	$(0.06)	$0.06

(LOSS) EARNINGS PER COMMON SHARE - DILUTED	$(0.10)	$(0.07)	$(0.06)	$0.06

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

NET (LOSS) INCOME	$(144,818)	$(91,129)	$(82,722)	$76,842

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	45,173	(147,330)	704,257	(990,567)
Less: income taxes on unrealized gains (losses) arising during the period	(18,069)	58,932	(281,703)	396,227

	27,104	(88,398)	422,554	(594,340)

Less: Reclassification adjustment for realized gains	(1,828)	0	(1,828)	(43,335)
Income taxes on reclassification adjustment	731	0	731	17,334

	(1,097)	0	(1,097)	(26,001)

OTHER COMPREHENSIVE INCOME (LOSS)	26,007	(88,398)	421,457	(620,341)

COMPREHENSIVE (LOSS) INCOME	$(118,811)	$(179,527)	$338,735	$(543,499)

See accompanying notes.

Fraternity Community Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, January 1, 2013	$15,061	$13,965,375	$16,285,930	$(1,058,000)	$74,301	$29,282,667

Net Income	0	0	76,842	0	0	76,842

Other Comprehensive Loss	0	0	0	0	(620,341)	(620,341)

Restricted Stock Awards, net of repurchases $25,364	303	79,546	0	0	0	79,849

Common stock repurchased	(1,103)	(1,496,337)	0	0	0	(1,497,440)

ESOP shares released or committed for release	0	28,460	0	79,350	0	107,810

Balance, September 30, 2013	$14,261	$12,577,044	$16,362,772	$(978,650)	$(546,040)	$27,429,387

Balance, January 1, 2014	$13,929	$12,236,878	$16,175,369	$(952,200)	$(669,725)	$26,804,251

Net Loss	0	0	(82,722)	0	0	(82,722)

Other Comprehensive Income	0	0	0	0	421,457	421,457

Restricted Stock Awards, net of repurchases $0	0	78,906	0	0	0	78,906

Stock Based Compensation	0	54,940	0	0	0	54,940

Common stock repurchased	(118)	(178,708)	0	0	0	(178,826)

ESOP shares released or committed for release	0	37,585	0	79,350	0	116,935

Balance, September 30, 2014	$13,811	$12,229,601	$16,092,647	$(872,850)	$(248,268)	$27,214,941

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(82,722)	$76,842
Adjustments to reconcile net (loss) income provided by operating activities:
Depreciation	87,344	78,502
Gain on sale of available-for-sale securities	(1,828)	(43,335)
Gain on sale of other real estate owned	(41,638)	0
Gain on sale of loans	(8,506)	(50,126)
Origination of loans held for sale	(528,000)	(2,277,084)
Proceeds from sale of loans held for sale	536,506	2,327,210
Amortization/accretion of premium/discount	103,606	(93,699)
Increase in value of bank-owned life insurance	(120,818)	(123,579)
Decrease in valuation of other real estate owned	100,000	0
Stock based compensation	133,846	105,213
Stock based compensation (ESOP)	116,935	107,810
Deferred income taxes	(195,422)	0
Provision for loan losses	225,120	131,407
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	9,773	10,386
Other liabilities	103,404	53,539

Net cash provided by operating activities	437,600	303,086

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(1,598,536)	(1,754,959)
Redemption of ground rents	4,700	12,500
Acquisition of property and equipment	(11,631)	(243,981)
Increase in value of other real estate owned	0	(101,198)
Purchase of:
Investment securities available-for-sale	0	(6,503,794)
Investment securities held-to-maturity	(1,456,423)	0
Proceeds from:
Sales and maturities of investment securities available-for-sale	1,423,291	5,222,745
Principal paydowns on investment securities available-for-sale	899,288	2,081,760
Principal paydowns on investment securities held-to-maturity	332,048	310,094
Sale of Federal Home Loan Bank stock	53,900	59,300
Sale of other real estate owned	2,251,243	0

Net cash provided by (used in) investing activities	1,897,880	(917,533)

Fraternity Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(4,220,810)	(2,814,790)
Borrowings from the Federal Home Loan Bank	0	5,000,000
Repayments of Federal Home Loan Bank borrowings	0	(5,000,000)
Repurchase of common stock	(178,826)	(1,522,804)
Increase in advances by borrowers for taxes and insurance	148,484	131,025

Net cash used in financing activities	(4,251,152)	(4,206,569)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,915,672)	(4,821,016)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,351,673	18,178,281

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,436,001	$13,357,265

Cash paid for interest	$1,327,181	$1,507,306

Cash paid for taxes	$0	$55,064

Transfer of loans to other real estate owned	$410,399	$221,449

See accompanying notes.

FRATERNITY COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS

ENDED SEPTEMBER 30, 2014 AND 2013

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts from prior period financial statements may have been reclassified to conform to the current period’s presentation.

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

Earnings per Common Share

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, excluding unallocated ESOP shares. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options outstanding and restricted stock grants.

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

2.	INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$1,500,000	$3,105	$0	$1,503,105
Obligations of U.S. Government Agencies	5,997,836	0	360,596	5,637,240
Municipal Bonds	1,000,000	24,570	0	1,024,570
Mortgage-backed securities:
FNMA	4,470,096	8,678	68,753	4,410,021
GNMA	995,525	18,399	0	1,013,924
FHLMC	2,988	0	0	2,988
Federal Agency CMO	772,346	0	38,401	733,945
Private Label CMO	251,324	3,011	0	254,335

	$14,990,115	$57,763	$467,750	$14,580,128

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$2,103,800	$68,853	$15,744	$2,156,909
SBA Pools	2,447,294	0	65,383	2,381,911
Mortgage-backed securities:
FNMA	4,674,008	158,087	0	4,832,095

	$9,225,102	$226,940	$81,127	$9,370,915

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Bank Notes and Corporate Bonds	$1,500,000	$0	$1,845	$1,498,155
Obligations of U.S. Government Agencies	5,997,686	0	759,026	5,238,660
Municipal Bonds	1,000,000	0	88,700	911,300
Mortgage-backed securities:
FNMA	5,945,252	24,257	191,649	5,777,860
GNMA	1,186,994	7,640	21,492	1,173,142
FHLMC	623,033	4,343	911	626,465
Federal Agency CMO	909,604	0	68,664	840,940
Private Label CMO	283,206	4,933	0	288,139

	$17,445,775	$41,173	$1,132,287	$16,354,661

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Municipal Bonds	$2,123,116	$3,863	$52,573	$2,074,406
SBA Pools	1,197,400	0	54,447	1,142,953
Mortgage-backed securities:
FNMA	4,748,908	137,053	2,110	4,883,851

	$8,069,424	$140,916	$109,130	$8,101,210

The amortized cost and fair value of debt securities at September 30, 2014 and December 31, 2013 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have to call or repay obligations with or without call or prepayment penalties.

	September 30, 2014
	Available-for-Sale
	Amortized Cost	Fair Value

Due in less than one year	$1,500,000	$1,503,105
Due in five years through ten years	591,798	600,217
Due after ten years	12,898,317	12,476,806

	$14,990,115	$14,580,128

	September 30, 2014
	Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$3,236,938	$3,333,676
Due in five years through ten years	4,132,530	4,169,581
Due after ten years	1,855,634	1,867,658

	$9,225,102	$9,370,915

	December 31, 2013
	Available-for-Sale
	Amortized Cost	Fair Value
Due in less than one year	$1,500,000	$1,498,155
Due in one year through five years	7,415	7,364
Due in five years through ten years	778,271	786,833
Due after ten years	15,160,089	14,062,309

	$17,445,775	$16,354,661

	December 31, 2013
	Held-to-Maturity
	Amortized Cost	Fair Value

Due in one year through five years	$3,541,943	$3,649,827
Due in five years through ten years	2,072,862	2,036,709
Due after ten years	2,454,619	2,414,674

	$8,069,424	$8,101,210

The Bank recognized gross gains on sales of available-for-sale securities of $8,147 and $43,335 for the nine months ended September 30, 2014 and 2013, respectively. The Bank recognized gross losses on sales of available-for-sale securities of $6,319 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

Securities with unrealized losses, segregated by length of impairment, as of September 30, 2014 and December 31, 2013 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

September 30, 2014
Available-for-sale:
Obligations of U.S. Government Agencies	$0	$0	$5,637,240	$360,596	$5,637,240	$360,596
Mortgage-backed securities:
FNMA	0	0	3,804,045	68,753	3,804,045	68,753
Federal Agency CMO	0	0	733,945	38,401	733,945	38,401

	$0	$0	$10,175,230	$467,750	$10,175,230	$467,750

Held-to-Maturity:
Municipal Bonds	$0	$0	$503,648	$15,744	$503,648	$15,744
SBA Pools	1,562,688	11,992	884,606	53,391	2,447,294	65,383

	$1,562,688	$11,992	$1,388,254	$69,135	$2,950,942	$81,127

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

December 31, 2013
Available-for-sale:
Bank Notes and Corporate Bonds	$0	$0	$1,498,155	$1,845	$1,498,155	$1,845
Obligations of U.S. Government Agencies	3,944,880	552,806	1,293,780	206,220	5,238,660	759,026
Municipal Bonds	911,300	88,700	0	0	911,300	88,700
Mortgage-backed securities:
FNMA	3,949,576	191,457	21,661	192	3,971,237	191,649
GNMA	1,109,080	21,492	0	0	1,109,080	21,492
FHLMC	414,957	911	0	0	414,957	911
Federal Agency CMO	0	0	840,940	68,664	840,940	68,664

	$10,329,793	$855,366	$3,654,536	$276,921	$13,984,329	$1,132,287

Held-to-Maturity:
Municipal Bonds	$1,058,760	$18,530	$474,706	$34,043	$1,533,466	$52,573
SBA Pools	814,974	25,278	327,979	29,169	1,142,953	54,447
Mortgage-backed securities:
FNMA	1,562,003	2,110	0	0	1,562,003	2,110

	$3,435,737	$45,918	$802,685	$63,212	$4,238,422	$109,130

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

Furthermore, as of September 30, 2014, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Bank’s consolidated income statement.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses consisted of the following:

	September 30, 2014	December 31, 2013

Real Estate Loans:
Owner Occupied One- to- four family	$78,791,717	$79,190,821
Non Owner Occupied One- to- four family	12,377,690	12,405,389
Home Equity Lines of Credit	7,206,269	8,129,950
Commercial Real Estate	15,786,642	13,164,122
Residential Construction	2,231,127	2,463,458
Land	943,633	685,464

Total Real Estate Loans	117,337,078	116,039,204

Consumer Loans	53,646	66,503
Commercial Loans	0	0

Total Loans	117,390,724	116,105,707

Less:
Allowance for loan losses	(1,850,000)	(1,528,000)

Total loans and allowance for loan losses	$115,540,724	$114,577,707

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

The balance of impaired loans was $5,583,488 and $4,575,824 as of September 30, 2014 and December 31, 2013, respectively. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has fallen. All of our impaired loans are either a troubled debt restructuring or are on nonaccrual status.

Nonperforming/Past Due Loans - Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $2,121,818 and $1,080,286 at September 30, 2014 and December 31, 2013, respectively. There were no accruing loans that were more than 90 days past due at September 30, 2014 and December 31, 2013.

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments. As of September 30, 2014, there are five loans totaling $3,461,670 classified as troubled debt restructurings. As of December 31, 2013 there are six loans totaling $3,881,957 classified as troubled debt restructurings.

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

The following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses as of September 30, 2014 and December 31, 2013:

Credit Risk Analysis of Loans Receivable

As of September 30, 2014

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$78,336,305	$10,573,620	$7,080,448	$14,637,102	$2,231,127	$943,633	$53,646	$0	$113,855,881
Special Mention	263,485	0	0	0	0	0	0	0	263,485
Substandard	191,927	1,804,070	125,821	1,149,540	0	0	0	0	3,271,358

Total	$78,791,717	$12,377,690	$7,206,269	$15,786,642	$2,231,127	$943,633	$53,646	$0	$117,390,724

Credit risk profile based on payment activity:
Performing	$78,599,790	$10,573,620	$7,080,448	$15,786,642	$2,231,127	$943,633	$53,646	$0	$115,268,906
Nonperforming	191,927	1,804,070	125,821	0	0	0	0	0	2,121,818

Total	$78,791,717	$12,377,690	$7,206,269	$15,786,642	$2,231,127	$943,633	$53,646	$0	$117,390,724

Credit Risk Analysis of Loans Receivable

As of December 31, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

Pass	$78,205,713	$10,065,786	$7,840,054	$11,996,653	$2,463,458	$685,464	$66,503	$0	$111,323,631
Special Mention	457,008	2,077,313	0	0	0	0	0	0	2,534,321
Substandard	528,100	262,290	289,896	1,167,469	0	0	0	0	2,247,755

Total	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

Credit risk profile based on payment activity:
Performing	$78,662,721	$12,143,099	$7,840,054	$13,164,122	$2,463,458	$685,464	$66,503	$0	$115,025,421
Nonperforming	528,100	262,290	289,896	0	0	0	0	0	1,080,286

Total	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

Aged Analysis of Past Due Loans Receivable

As of September 30, 2014

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$117,445	$0	$0	$0	$0	$0	$0	$0	$117,445
60-89 Days Past Due	0	0	59,925	0	0	0	0	0	59,925
Greater Than 90 Days Past Due	93,069	1,799,831	0	0	0	0	0	0	1,892,900

Total Past Due	210,514	1,799,831	59,925	0	0	0	0	0	2,070,270

Current	78,581,203	10,577,859	7,146,344	15,786,642	2,231,127	943,633	53,646	0	115,320,454

Total Loans Receivable	$78,791,717	$12,377,690	$7,206,269	$15,786,642	$2,231,127	$943,633	$53,646	$0	$117,390,724

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

Aged Analysis of Past Due Loans Receivable

As of December 31, 2013

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total

30-59 Days Past Due	$224,165	$0	$24,493	$0	$0	$0	$0	$0	$248,658
60-89 Days Past Due	3,001	0	0	0	0	0	0	0	3,001
Greater Than 90 Days Past Due	450,480	263,486	90,192	0	0	0	0	0	804,158

Total Past Due	677,646	263,486	114,685	0	0	0	0	0	1,055,817
Current	78,513,175	12,141,903	8,015,265	13,164,122	2,463,458	685,464	66,503	0	115,049,890

Total Loans Receivable	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

Recorded Investment > 90 Days and Accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

The following tables detail activity in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Owner Occupied 1- 4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Three months ended:
September 30, 2014:
Beginning Balance	$784,340	$339,926	$97,264	$157,676	$23,532	$8,495	$820	$0	$115,947	$1,528,000
(Recovery of) provision for loan losses	(9,988)	228,404	1,544	190	(1,221)	3,300	(149)	0	97,471	319,551
Charge-offs	(185)	0	0	0	0	0	0	0	0	(185)
Recoveries	1,605	0	1,029	0	0	0	0	0	0	2,634

Net recoveries	1,420	0	1,029	0	0	0	0	0	0	2,449

Ending Balance	$775,772	$568,330	$99,837	$157,866	$22,311	$11,795	$671	$0	$213,418	$1,850,000

Three months ended:
September 30, 2013:
Beginning Balance	$797,121	$266,468	$61,965	$170,490	$18,930	$14,223	$852	$250	$19,701	$1,350,000
Provision for (recovery of) loan losses	110,716	91,941	(3,892)	(39,987)	8,562	(5,619)	767	(59)	(19,130)	143,299
Charge-offs	0	0	0	0	0	0	0	0	0	0
Recoveries	3,702	3,000	999	0	0	0	0	0	0	7,701

Net recoveries	3,702	3,000	999	0	0	0	0	0	0	7,701

Ending Balance	$911,539	$361,409	$59,072	$130,503	$27,492	$8,604	$1,619	$191	$571	$1,501,000

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Unallocated	Total
Nine months ended:
September 30, 2014:
Beginning Balance	$901,766	$353,240	$106,851	$131,641	$24,635	$8,568	$924	$0	$375	$1,528,000
(Recovery of) provision for loan losses	(219,837)	215,090	(10,051)	26,225	(2,324)	3,227	(253)	0	213,043	225,120
Charge-offs	(185)	0	0	0	0	0	0	0	0	(185)
Recoveries	94,028	0	3,037	0	0	0	0	0	0	97,065

Net recoveries	93,843	0	3,037	0	0	0	0	0	0	96,880

Ending Balance	$775,772	$568,330	$99,837	$157,866	$22,311	$11,795	$671	$0	$213,418	$1,850,000

Nine months ended:
September 30, 2013:
Beginning Balance	$810,892	$206,099	$74,807	$191,357	$36,945	$32,217	$868	$240	$41,575	$1,395,000
Provision for (recovery of) loan losses	120,222	218,389	(18,732)	(60,854)	(9,453)	(77,863)	751	(49)	(41,004)	131,407
Charge-offs	(25,777)	(66,079)	0	0	0	0	0	0	0	(91,856)

Recoveries	6,202	3,000	2,997	0	0	54,250	0	0	0	66,449

Net (charge-offs) recoveries	(19,575)	(63,079)	2,997	0	0	54,250	0	0	0	(25,407)

Ending Balance	$911,539	$361,409	$59,072	$130,503	$27,492	$8,604	$1,619	$191	$571	$1,501,000

The following table details the amounts evaluated for impairment collectively and individually allocated to each portfolio segment as of September 30, 2014, December 31, 2013 and September 30, 2013, detailed on the basis of the impairment methodology used by the Company.

	Owner Occupied 1-4 Family Residential	Non Owner Occupied 1-4 Family Residential	Home Equity Lines of Credit	Commercial Real Estate	Construction	Land	Consumer	Commercial	Total
September 30, 2014:
Loans individually evaluated for impairment	$3,458,455	$1,804,070	$320,963	$0	$0	$0	$0	$0	$5,583,488

Loans collectively evaluated for impairment	$75,333,262	$10,573,620	$6,885,306	$15,786,642	$2,231,127	$943,633	$53,646	$0	$111,807,236

Balance at September 30, 2014	$78,791,717	$12,377,690	$7,206,269	$15,786,642	$2,231,127	$943,633	$53,646	$0	$117,390,724

December 31, 2013:
Loans individually evaluated for impairment	$3,815,829	$262,289	$497,706	$0	$0	$0	$0	$0	$4,575,824

Loans collectively evaluated for impairment	$75,374,992	$12,143,100	$7,632,244	$13,164,122	$2,463,458	$685,464	$66,503	$0	$111,529,883

Balance at December 31, 2013	$79,190,821	$12,405,389	$8,129,950	$13,164,122	$2,463,458	$685,464	$66,503	$0	$116,105,707

September 30, 2013:
Loans individually evaluated for impairment	$4,083,976	$269,289	$593,678	$0	$0	$0	$0	$0	$4,946,943

Loans collectively evaluated for impairment	$76,141,927	$11,608,408	$7,876,209	$13,050,291	$2,749,178	$688,329	$76,382	$13,273	$112,203,997

Balance at September 30, 2013	$80,225,903	$11,877,697	$8,469,887	$13,050,291	$2,749,178	$688,329	$76,382	$13,273	$117,150,940

Management reviews and identifies loans and investments that require designation as nonperforming assets and troubled debt restructurings. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, and other real estate owned. Troubled debt restructurings include loans in which the borrower was having financial difficulty, and we agreed to modify the loan. Information with respect to nonperforming assets and troubled debt restructurings at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013

Non-Accrual Loans:
Owner-occupied one- to- four family	$191,927	$528,100
Non owner-occupied one- to- four family	1,804,070	262,290
Home Equity Lines of credit	125,821	289,896

Total Non-Accrual Loans	2,121,818	1,080,286
Other Real Estate Owned, net	22,500	1,921,706
Loans 90 days or more past due and still accruing	0	0

Total Nonperforming Assets	2,144,318	3,001,992

Troubled Debt Restructurings	3,461,670	3,881,957

Troubled Debt Restructurings included In Non-Accrual Loans	(0)	(386,419)

Troubled Debt Restructurings and Total Nonperforming Assets	$5,605,988	$6,497,530

At September 30, 2014 and December 31, 2013, there were no loans 90 days past due or more and still accruing interest. At September 30, 2014, the Company had twenty eight loans on non-accrual status with foregone interest in the amount of $128,121. At December 31, 2013, the Company had twenty one loans on non-accrual status with foregone interest in the amount of $129,519.

The following table presents loans individually evaluated for impairment by class of loan as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014			As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no allowance recorded:
Owner Occupied one- to- four family residential	$640,629	$651,525	$0	$782,371	$810,780	$0
Non Owner Occupied one- to- four family residential	139,823	205,902	0	16,751	82,830	0

Home Equity Lines of Credit	320,963	320,963	0	497,706	567,234	0

Total with no allowance	$1,101,415	$1,178,390	$0	$1,296,828	$1,460,844	$0

With an allowance recorded:
Owner Occupied one- to- four family residential	$2,817,826	$2,817,826	$210,773	$3,033,457	$3,033,457	$210,773
Non Owner Occupied one- to- four family residential	1,664,247	1,691,978	382,234	245,539	273,270	64,234

Total with an allowance	$4,482,073	$4,509,804	$593,007	$3,278,996	$3,306,727	$275,007

Grand total:
Owner Occupied one- to- four family residential	$3,458,455	$3,469,351	$210,773	$3,815,828	$3,844,237	$210,773
Non Owner Occupied one- to- four family residential	1,804,070	1,897,880	382,234	262,290	356,100	64,234

Home Equity Lines of Credit	320,963	320,963	0	497,706	567,234	0

Grand total	$5,583,488	$5,688,194	$593,007	$4,575,824	$4,767,571	$275,007

Information on impaired loans for the three and nine months ended September 30, 2014 is as follows:

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Owner Occupied one- to- four family residential	$441,720	$7,214	$443,104	$17,355
Non Owner Occupied one- to- four family residential	78,287	0	57,775	2,312

Home Equity Lines of Credit	419,877	5,323	444,368	14,459

Total with no allowance	$939,884	$12,537	$945,247	$34,126

With an allowance recorded:
Owner Occupied one- to- four family residential	$2,808,445	$23,167	$2,811,329	$69,277
Non Owner Occupied one- to- four family residential	725,237	0	541,093	25,111

Total with an allowance	$3,533,682	$23,167	$3,352,422	$94,388

Grand total:
Owner Occupied one- to- four family residential	$3,250,165	$30,381	$3,254,433	$86,632
Non Owner Occupied one- to- four family residential	803,524	0	598,868	27,423

Home Equity Lines of Credit	419,877	5,323	444,368	14,459

Grand total	$4,473,566	$35,704	$4,297,669	$128,514

Information on impaired loans for the three and nine months ended September 30, 2013 is as follows:

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Owner Occupied one- to- four family residential	$1,482,732	$4,400	$1,879,046	$13,866
Non Owner Occupied one- to- four family residential	150,520	0	199,082	0

Home Equity Lines of Credit	550,819	6,543	471,586	18,137

Land	0	0	31,000	0

Total with no allowance	$2,184,071	$10,943	$2,580,714	$32,003

With an allowance recorded:
Owner Occupied one- to- four family residential	$2,830,981	$43,772	$2,589,404	$66,793
Non Owner Occupied one- to- four family residential	94,153	0	62,768	0

Total with an allowance	$2,925,134	$43,772	$2,652,172	$66,793

Grand total:
Owner Occupied one- to- four family residential	$4,313,713	$48,172	$4,468,450	$80,659
Non Owner Occupied one- to- four family residential	244,673	0	261,850	0

Home Equity Lines of Credit	550,819	6,543	471,586	18,137

Land	0	0	31,000	0

Grand total	$5,109,205	$54,715	$5,232,886	$98,796

The following table reflects impaired loans as of September 30, 2014 and December 31, 2013. A loan is impaired when it is not likely the lender will collect the full value of the loan because the creditworthiness of a borrower has fallen.

	September 30, 2014	December 31, 2013
Impaired performing loans:
Owner occupied one- to- four family	$0	$0
Non owner occupied one- to- four family	0	0
Home equity lines of credit	0	0
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one- to- four family	3,266,528	3,287,728
Non owner occupied one- to- four family	0	0
Home equity lines of credit	195,142	207,810
Commercial	0	0
Construction	0	0
Land	0	0

Total impaired performing loans	3,461,670	3,495,538

Impaired nonperforming loans (nonaccrual):
Owner occupied one- to- four family	191,927	141,681
Non owner occupied one- to- four family	1,804,070	262,290
Home equity lines of credit	125,821	289,896
Commercial	0	0
Construction	0	0
Land	0	0
Troubled debt restructurings:
Owner occupied one- to- four family	0	386,419
Non owner occupied one- to- four family	0	0
Home equity lines of credit	0	0
Commercial	0	0
Construction	0	0
Land	0	0

Total impaired nonperforming loans (nonaccrual)	2,121,818	1,080,286

Total impaired loans	$5,583,488	$4,575,824

Loans may be periodically modified in a troubled debt restructuring (TDR), where the Company will make concessions to a borrower having financial difficulty to help the borrower remain current on the loan and/or to avoid foreclosure. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is generally recognized through a charge-off through the allowance, however, if a specific reserve has been established, impairment is recognized through the provision for loan losses. At September 30, 2014, we had five loans that were restructured totaling $3,461,670. Four loans, totaling

$3,266,528 were secured by owner-occupied one- to- four family residential properties and one loan totaling $195,142 is a home equity line of credit. At December 31, 2013, we had six loans that were restructured totaling $3,881,957. Five loans, totaling $3,674,147 were secured by owner-occupied one- to- four family residential properties and one loan totaling $207,810 is a home equity line of credit.

The following table is a summary of impaired loans that were modified due to a TDR by class for the three and nine months ended September 30, 2014 and 2013. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts immediately after the modification:

Modifications for the Nine Months Ended September 30, 2014
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

Modifications for the Three Months Ended September 30, 2014
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

The following table presents loans by loan class modified as TDR’s within the previous twelve months from, and for which there was a payment default (90 days or more past due) during the three and nine months ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

0	$0	0	$0

Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

2	$646,141	2	$646,141

4.	EMPLOYEE RETIREMENT PLANS

The Bank sponsors an employee 401(k) savings and investment plan. The plan covers substantially all employees meeting age and service requirements and provides for both employee and employer matching contributions under Safe Harbor provisions. Expenses related to this plan for the nine months ended September 30, 2014 and 2013 were $46,914 and $47,157, respectively.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the nine months ended September 30, 2014 and 2013 was $116,935 and $107,810, respectively.

A summary of ESOP shares at September 30, 2014 and 2013 is as follows:

	2014	2013

Shares committed for release	39,675	29,095

Unearned shares	87,285	97,865

Total ESOP shares	126,960	126,960

Fair Value of unearned shares	$1,309,275	$1,345,644

5.	STOCK-BASED COMPENSATION

In May 2012, the Company’s shareholders approved a new Equity Incentive Plan (the “2012 Equity Incentive Plan”). The 2012 Equity Incentive Plan allows for up to 63,480 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 158,700 shares to be issued to employees, executive officers or Directors in the form of stock options. At September 30, 2014 and December 31, 2013, there were 33,000 restricted stock awards issued and outstanding and 69,600 stock option awards granted under the 2012 Incentive Plan.

Under the above plan, the exercise price is the market price at date of grant. The maximum option term is ten years and the vesting period is 25% immediately, 25% after one year, 25% after two years and 25% after three years. The Company issues new shares to satisfy share option exercises. Total compensation costs that have been charged against income for the stock option plan was $54,940 and $0, respectively, for the nine months ended September 30, 2014 and 2013.

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

The fair value of options granted during 2013 was determined using the following weighted-average assumptions as of grant date.

2013
Risk-free interest rate	0.25%
Expected term	10.0 years
Expected stock price volatility	24.36%
Dividend yield	0.0%

A summary of stock option activity for the nine months ended September 30, 2014 and twelve months ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
September 30, 2014:
Outstanding at beginning of year	69,600	$13.65	10.0 years	$38,280
Granted	0	0.00		0
Exercised	0	0.00		0
Forfeited, exchanged or expired	(0)	0.00		0

Outstanding at end of period	69,600	$13.65	9.1 years	$38,280

Exercisable at end of period	17,400	$13.65	9.1 years	$9,570

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2013:
Outstanding at beginning of year	0	$0.00		$0
Granted	69,600	13.65	10.0 years	38,280
Exercised	0	0.00		0
Forfeited, exchanged or expired	(0)	0.00		0

Outstanding at end of year	69,600	$13.65	9.8 years	$38,280

Exercisable at end of year	17,400	$13.65	9.8 years	$9,570

As of September 30, 2014, there was $152,613 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.08 years.

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

A summary of changes in the Company’s nonvested shares for the nine months ended September 30, 2014 and twelve months ended December 31, 2013 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	24,748	$12.75
Granted	0	0.00
Vested	(8,252)	0.00
Forfeited	(0)	0.00

Nonvested at September 30, 2014	16,496	$12.75

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	0	$0.00
Granted	33,000	12.75
Vested	(8,252)	12.75
Forfeited	(0)	0.00

Nonvested at December 31, 2013	24,748	$12.75

As of September 30, 2014 and 2013, the Company recorded restricted stock awards expense of $78,906 and $105,213. As of September 30, 2014, there was $201,560 of total unrecognized compensation cost related to nonvested shares granted under the 2012 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 1.92 years.

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

As of September 30, 2014 and December 31, 2013 (the most recent notification from the OCC), the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Nothing has come to management’s attention since the institution’s most recent notification of being classified as “well capitalized” that would cause such classification to change. The following table details the Bank’s capital position:

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of September 30, 2014:
Total Risk-Based Capital (to risk-weighted assets)	$24,798	27.26%	$9,097	10.0%
Tier I Capital (to risk-weighted assets)	$23,652	26.00%	$5,458	6.0%
Tier I Capital (to adjusted total assets)	$23,652	14.53%	$8,139	5.0%

	Actual		For Capital Adequacy Purposes and to be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)		(dollars in thousands)
As of December 31, 2013:
Total Risk-Based Capital (to risk-weighted assets)	$24,857	26.96%	$9,220	10.0%
Tier I Capital (to risk-weighted assets)	$23,700	25.71%	$5,531	6.0%
Tier I Capital (to adjusted total assets)	$23,700	14.19%	$8,351	5.0%

On July 25, 2013, the Company authorized the repurchase of up to 142,830 shares of its common stock. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price and to provide a source of liquidity for the Company’s shares. As of September 30, 2014, there have been 73,200 shares repurchased by the Company, for an aggregate expenditure totaling $1,012,012, at an average price of $13.83.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014 Net Unrealized Gain and Losses on Investment Securities	September 30, 2013 Net Unrealized Gain and Losses on Investment Securities	September 30, 2014 Net Unrealized Gain and Losses on Investment Securities	September 30, 2013 Net Unrealized Gain and Losses on Investment Securities

Beginning Balance	$(274,275)	$(457,642)	$(669,725)	$74,301

Other comprehensive income (loss) before reclassifications	27,104	(88,398)	422,554	(594,340)
Amounts reclassified from accumulated other comprehensive loss	(1,097)	0	(1,097)	(26,001)

Net current period other comprehensive income (loss)	26,007	(88,398)	421,457	(620,341)

Ending Balance	$(248,268)	$(546,040)	$(248,268)	$(546,040)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented

Reclassification adjustment for realized gains	$(1,828)	$(43,335)	Non-Interest Income
	731	17,334	Income Tax Expense

Total Reclassification for the Period	$(1,097)	$(26,001)	Net of Tax

8.	FAIR VALUE MEASUREMENTS

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

The following table presents the Bank’s assets measured at fair value on a recurring basis:

	Fair Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$1,503,105	$0	$1,503,105	$0
Obligations of U.S. Government agencies	5,637,240	0	5,637,240	0
Municipal Bonds	1,024,570	0	1,024,570	0
FNMA	4,410,021	0	4,410,021	0
GNMA	1,013,924	0	1,013,924	0
FHLMC	2,988	0	2,988	0
Federal Agency CMO	733,945	0	733,945	0
Private label CMO	254,335	0	254,335	0

	$14,580,128	$0	$14,580,128	$0

Total assets measured at fair value	$14,580,128	$0	$14,580,128	$0

	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Bank Notes and Corporate Bonds	$1,498,155	$0	$1,498,155	$0
Obligations of U.S. Government agencies	5,238,660	0	5,238,660	0
Municipal Bonds	911,300	0	911,300	0
FNMA	5,777,860	0	5,777,860	0
GNMA	1,173,142	0	1,173,142	0
FHLMC	626,465	0	626,465	0
Federal Agency CMO	840,940	0	840,940	0
Private label CMO	288,139	0	288,139	0

	$16,354,661	$0	$16,354,661	$0

Total assets measured at fair value	$16,354,661	$0	$16,354,661	$0

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

For assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	Fair Value at September 30, 2014	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans:
Owner occupied one- to- four family	$3,247,682	$0	$3,247,682	$0
Non owner occupied one- to- four family	1,421,836	0	1,421,836	0
Home Equity Lines of Credit	320,963	0	320,963	0

	$4,990,481	$0	$4,990,481	$0

Other real estate owned	$22,500	$0	$22,500	$0

	Fair Value at December 31, 2013	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans:
Owner occupied one- to- four family	$3,605,055	$0	$3,605,055	$0
Non owner occupied one- to- four family	198,056	0	198,056	0
Home Equity Lines of Credit	497,706	0	497,706	0

	$4,300,817	$0	$4,300,817	$0

Other real estate owned	$1,921,706	$0	$1,921,706	$0

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

Fair value estimates, methods, and assumptions are set forth below for the Bank’s financial instruments as of September 30, 2014 and December 31, 2013.

	September 30, 2014
		Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total
Assets:
Securities - available-for-sale	$14,580,128	$0	$14,580,128	$0	$14,580,128
Securities - held-to-maturity	9,225,102	0	9,370,915	0	9,370,915
Loans, net of allowance	115,540,724	0	4,990,481	113,024,982	118,015,463
Federal Home Loan Bank stock	1,049,800	0	1,049,800	0	1,049,800

Liabilities:
Deposit accounts and advances by borrowers	114,686,767	0	0	114,917,072	114,917,072
Advances from the FHLB	20,000,000	0	0	20,549,103	20,549,103

	December 31, 2013
		Estimated Fair Value
	Carrying Value	Level One	Level Two	Level Three	Total
Assets:
Securities - available-for-sale	$16,354,661	$0	$16,354,661	$0	$16,354,661
Securities - held-to-maturity	8,069,424	0	8,101,210	0	8,101,210
Loans, net of allowance	114,577,707	0	4,300,817	112,002,812	116,303,629
Federal Home Loan Bank stock	1,103,700	0	1,103,700	0	1,103,700

Liabilities:
Deposit accounts and advances by borrowers	118,759,093	0	0	119,172,829	119,172,829
Advances from the FHLB	20,000,000	0	0	20,590,659	20,590,659

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

(e) Advances from the FHLB - Fair values are estimated by discounting carrying values using a cash flow approach based on market rates as of September 30, 2014 and December 31, 2013.

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

10.	EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Basic
Net (Loss) Income	$(144,818)	$(91,129)	$(82,722)	$76,842

Weighted average common shares outstanding	1,389,420	1,436,543	1,391,742	1,455,284

Basic (loss) earnings per common share	$(.10)	$(.07)	$(.06)	$.06

Diluted
Net (Loss) Income	$(144,818)	$(91,129)	$(82,722)	$76,842

Weighted average common shares outstanding for basic earnings per common share	1,389,420	1,436,543	1,391,742	1,455,284

Add: Dilutive effects of common stock equivalents	0	0	0	0

Average shares and dilutive potential common shares	1,389,420	1,436,543	1,391,742	1,455,284

Diluted (loss) earnings per common share	$(.10)	$(.07)	$(.06)	$.06

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contract with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Assets. At September 30, 2014, total assets decreased by $3.6 million to $162.8 million at September 30, 2014 from $166.4 million at December 31, 2013. The decrease in assets for the nine months ended September 30, 2014 was due mainly to a $1.9 million decrease in other real estate owned from $1.9 million at December 31, 2013 to $22,500 at September 30, 2014. Additionally, there was a decrease in cash and cash equivalents of $2.0 million, from $15.4 million at December 31, 2013, to $13.4 million as of September 30, 2014, and a decrease in available-for-sale investment securities of $1.8 million, from $16.4 million at December 31, 2013, to $14.6 million as of September 30, 2014. Offsetting this was an increase of $1.0 million in loans receivable, net, from $114.6 million at December 31, 2013 to $115.6 million at September 30, 2014.

Loans. Net loans receivable increased by $1.0 million, or .8%, from $114.6 million at December 31, 2013 to $115.6 million at September 30, 2014, primarily as a result of increased demand. Commercial real estate loans increased by $2.6 million, or 19.9%, from $13.2 million at December 31, 2013 to $15.8 million at September 30, 2014.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $2.0 million, or 12.5%, from $15.4 million at December 31, 2013 to $13.4 million at September 30, 2014 primarily as a result of a decrease in our deposits of $4.2 million, an increase in loans receivable, net, of $1.0 million, and a decrease of $1.9 million in other real estate owned.

Securities. Our available-for-sale securities decreased by $1.8 million, or 10.9%, from $16.4 million as of December 31, 2013, to $14.6 million at September 30, 2014. Our held-to-maturity securities increased by $1.2 million, or 14.3%, from $8.1 million at December 31, 2013 to $9.2 million at September 30, 2014.

Deposits. Total deposits decreased by $4.2 million, or 3.6%, from $118.1 million at December 31, 2013, to $113.9 million at September 30, 2014, primarily as a result of certificates of deposits maturing that had carried much higher interest rates, and depositors looking for a higher yield elsewhere than the low interest rates we are offering on those products currently.

Borrowings. Total borrowings remained stable at $20.0 million at September 30, 2014 and December 31, 2013.

Stockholders’ Equity. Stockholders’ equity increased by $410,700, or 1.5%, from $26.8 million at December 31, 2013 to $27.2 million at September 30, 2014 due primarily to a reduction in accumulated other comprehensive loss of $421,400. As of December 31, 2013, we had an accumulated loss of $669,700, compared to $248,300 as of September 30, 2014.

Results of Operations for the Three Months Ended September 30, 2014 and 2013 (unaudited)

Overview. We had a net loss of $144,800 for the three months ended September 30, 2014, as compared to a net loss of $91,100 for the three months ended September 30, 2013. Net interest income decreased for the three months ended September 30, 2014 by $70,600 or 6.3%, from $1,116,600 for the three months ended September 30, 2013 to $1,046,000 for the three months ended September 30, 2014. We had a provision for loan losses of $319,600 for the three months ended September 30, 2014, as compared to a provision for loan losses of $143,300 for the three months ended September 30, 2013. Non-interest income decreased $5,500, or 11.4%, for the three months ended September 30, 2014, from $48,000 for the three months ended September 30, 2013 to $42,500 for the three months ended September 30, 2014. Non-interest expense decreased by $121,400, or 10.1%, for the three months ended September 30, 2014, from $1,207,400 for the three months ended September 30, 2013 to $1,086,000 for the three months ended September 30, 2014. Income tax benefit increased by $77,200, from $95,000 for the three months ended September 30, 2013 to $172,200 for the three months ended September 30, 2014.

Net Interest Income. Net interest income decreased by $70,600, or 6.3%, from $1,116,600 for the three months ended September 30, 2013 to $1,046,000 for the three months ended September 30, 2014. The decrease in net interest income is primarily attributable to lower interest rates on our interest earning assets. Our interest rate spread is negatively impacted by the low interest rate environment which makes it difficult to lower deposit rates to the extent of the declines in market interest rates. Our interest rate spread has decreased from 2.72% for the three months ended September 30, 2013 to 2.50% for the three months ended September 30, 2014, primarily due to a 42 basis point decrease in the average yield of loans receivable, net.

Interest on loans receivable, net decreased by $119,900, or 8.4%, from $1,422,400 for the three months ended September 30, 2013 to $1,302,500 for the three months ended September 30, 2014, due to a 42 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to market rates remaining at an historically low level. The average balance of loans receivable, net remained stable at $116.4 million at September 30, 2014 and 2013.

Interest on investment securities available-for-sale decreased by $11,200, or 11.3%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, as the result of a 9 basis point decrease in the average yield, and a decrease in the average balance of investment securities available-for-sale of $1.3 million, or 7.5%. Interest on investment securities held-to-maturity increased by $9,100, or 16.9%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, as the result of an 11 basis point increase in the average yield, and a $920,700, or 12.6%, increase in the average balance of investment securities held-to-maturity.

Interest on cash and cash equivalents remained low during the three months ended September 30, 2014 and 2013 due to the historically low prevailing market rates during those periods.

During the three months ended September 30, 2014, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates. Interest on time deposits decreased by $34,900, or 11.1%, from $316,200 for the three months ended September 30, 2013, to $281,300 for the three months ended September 30, 2014, due to an 18 basis point decrease in the average cost of time deposits. The average balance of time deposits increased by $2.3 million, or 2.5%, from $91.5 million at September 30, 2013 to $93.8 million at September 30, 2014. Interest on brokered deposits decreased by $3,800, or 100.0%, from $3,800 for the three months ended September 30, 2013, to $0 for the three months ended September 30, 2014, as those deposits matured and were not replaced. Interest on NOW and money market accounts increased by $200, or 11.0%, from $1,800 for the three months ended September 30, 2013, to $2,000 for the three months ended September 30, 2014, due to a $1.2 million, or 18.9%, increase in the average balance of NOW and money market accounts. Interest on passbook accounts decreased by $1,500, or 22.9%, from $6,500 for the three months ended September 30, 2013 to $5,000 for the three months ended September 30, 2014, due primarily to a $2.5 million, or 17.0%, decrease in the average balance of passbook accounts. The average balance of passbook accounts decreased during the three months ended September 30, 2014, from $15.0 million as of September 30, 2013 to $12.5 million as of September 30, 2014.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank advances, remained stable at $155,300 for three months ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013, we had $20.0 million of Federal Home Loan Bank advances, of which $15.0 million are long-term advances that carry large prepayment penalties. The weighted average interest rate of these three advances that carry large prepayment penalties is 3.865%.

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

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:

Interest-bearing deposits in other banks	$13,374,805	$8,783	.26%	$10,848,901	$7,933	.29%
Loans receivable, net (3)	116,437,751	1,302,521	4.47	116,446,775	1,422,431	4.89
Investment securities available-for-sale (1)	15,747,130	87,988	2.24	17,030,030	99,224	2.33
Investment securities held-to-maturity (2)	8,216,448	63,224	3.08	7,295,729	54,089	2.97
Other interest-earning assets	1,935,742	27,091	5.60	1,998,209	16,536	3.31

Total interest-earning assets	155,711,876	1,489,607	3.83	153,619,644	1,600,213	4.17

Noninterest-earning assets	7,965,801			9,880,562

Total assets	$163,677,677			$163,500,206

Liabilities and equity:
Time deposits	$93,768,224	$281,284	1.20%	$91,525,081	$316,234	1.38%
NOW and money market	7,250,976	1,992	.11	6,099,206	1,795	.12
Passbook	12,452,509	4,984	.16	15,001,955	6,465	.17
Brokered deposits	0	0	.00	335,759	3,802	4.53
Federal Home Loan Bank advances	20,000,000	155,342	3.11	20,000,000	155,342	3.11

Total interest-bearing liabilities	133,471,709	443,602	1.33	132,962,001	483,638	1.45

Noninterest-bearing liabilities	2,792,717			2,889,333

Total liabilities	136,264,426			135,851,334

Total equity	27,413,251			27,648,872

Total liabilities and equity	$163,677,677			$163,500,206

Net interest income		$1,046,005			$1,116,575

Interest rate spread			2.50%			2.72%

Net interest margin			2.69%			2.91%

Ratio of average interest-earning assets to average interest-bearing liabilities			116.66%			115.54%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on nonaccrual status are included in average assets.

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

We had a provision for loan losses of $319,600 for the three months ended September 30, 2014, as compared to a provision for loan losses of $143,300 for the three months ended September 30, 2013, primarily due to one loan relationship covering seven non-owner occupied one- to- four family residential loans. At September 30, 2014, the allowance for loan losses was $1.9 million, or 1.58%, of the total loan portfolio, as compared to $1.5 million, or 1.32%, of the total loan portfolio at December 31, 2013. The increase of $349,000 in the allowance for loan losses is primarily due to the loan relationship discussed above.

Non-accrual loans totaled $2.1 million at September 30, 2014 compared to $1.1 million at December 31, 2013. Net loan recoveries amounted to $2,400 during the three months ended September 30, 2014, compared to net loan recoveries of $7,700 during the three months ended September 30, 2013. As of September 30, 2014, non-accrual loans included fourteen owner occupied one- to- four family residential loans totaling $191,900, twelve non-owner occupied one-to-four family residential loans totaling $1.8 million and two home equity lines of credit totaling $125,800. As of December 31, 2013, non-accrual loans included one troubled debt restructured loan totaling $386,400, eighteen one-to- four family residential loans totaling $404,000 and two home equity lines of credit totaling $289,900. The total increase of $1.0 million in non-accrual loans is primarily due to one loan relationship covering seven non-owner occupied one- to- four family residential loans.

Impaired loans totaled $5.6 million at September 30, 2014 compared to $4.6 million at December 31, 2013. As of September 30, 2014, impaired loans included eighteen one-to-four family owner-occupied residential loans totaling $3.5 million, twelve non-owner-occupied one-to-four family residential loans totaling $1.8 million and three home equity line of credit loans totaling $321,000. Included in these are five troubled debt restructured loans totaling $3.5 million, all of which are on accrual status. As of December 31, 2013, impaired loans included eighteen one- to- four family owner-occupied residential loans totaling $3.8 million, five non-owner-occupied one-to-four family residential loans totaling $262,900 and three home equity line of credit loans totaling $497,700. Included in these are six troubled debt restructured loans totaling $3.9 million. Of these six troubled debt restructured loans, five loans totaling $3.5 million were on accrual status, and one loan totaling $386,400 was on non-accrual status.

Other real estate owned totaled $22,500 at September 30, 2014 compared to $1.9 million at December 31, 2013. The decrease in other real estate owned was due to the sale of a luxury residential property that had secured a speculative construction loan and the sale of an owner occupied property during 2014. Other real estate owned at September 30, 2014 consisted of one non-owner occupied property. Other real estate owned at December 31, 2013 consisted of one luxury residential property that was a speculative construction loan (totaling $1.7 million), one owner occupied property and one non-owner occupied property.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

The following table provides information with respect to our nonperforming assets at the dates indicated:

	At
	September 30, 2014	December 31, 2013
	(unaudited)
Nonaccrual loans:
Real estate loans:
One- to- four family	$1,995,997	$790,390
Lines of credit	125,821	289,896
Consumer	0	0

Total	$2,121,818	$1,080,286

Accruing loans past due 90 days or more	$0	$0

Total of nonaccrual loans and accruing loans 90 days Or more past due	$2,121,818	$1,080,286
Other real estate owned	22,500	1,921,706

Total nonperforming assets	$2,144,318	$3,001,992

Troubled debt restructurings	$3,461,670	$3,881,957

Troubled debt restructurings included in non-accrual loans	(0)	(386,419)

Troubled debt restructurings and total nonperforming assets	$5,605,988	$6,497,530

Total of nonaccrual loans and accruing loans past due 90 days or more to total loans	1.81%	.93%

Total of nonaccrual loans and accruing loans past due 90 days or more to total assets	1.30%	.65%

Total nonperforming assets to total assets	1.32%	1.80%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended September 30,
	2014	2013

Allowance for loan losses at beginning of period	$1,528,000	$1,350,000
Charge-offs:
Real estate loans:
Owner occupied one- to- four family	185	0
Non-owner occupied one- to- four family	0	0
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total charge-offs	185	0

Recoveries	2,634	7,701

Net recoveries	(2,449)	(7,701)

Provision for loan losses	319,551	143,299
Allowance at end of period	$1,850,000	$1,501,000

Allowance for loan losses to total loans at the end of the period	1.58%	1.29%

Net recoveries to average loans outstanding during the period	.00%	(.01)%

Noninterest Income. Total noninterest income decreased by $5,500, or 11.4%, from $48,000 for the three months ended September 30, 2013 to $42,500 for the three months ended September 30, 2014. The decrease was primarily attributable to a decrease in other income of $6,300, or 106.8%. The decrease in other income was due to a decrease in ATM income/expense of $4,400 and a decrease in penalty income of $1,000.

Noninterest Expenses. Total noninterest expenses decreased by $121,400, or 10.1%, from $1,207,400 for the three months ended September 30, 2013 to $1,086,000 for the three months ended September 30, 2014. The decrease primarily was attributable to a decrease in salaries and employee benefits of $35,000, or 5.6%, a decrease in directors fees of $16,500, or 31.0%, a decrease in legal fees of $21,100, or 34.6%, and a decrease in other general and administrative expenses of $55,500, or 36.2%. The decrease in other general and administrative expenses was due to a decrease in advertising expense of $32,600 and a decrease in real estate owned expense of $22,400.

Income Tax Expense. We recognized an income tax benefit of $172,200 during the three months ended September 30, 2014, as compared to an income tax benefit of $95,000 for the three months ended September 30, 2013.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013 (unaudited)

Overview. We had a net loss of $82,700 for the nine months ended September 30, 2014, as compared to net income of $76,800 for the nine months ended September 30, 2013. Net interest income increased for the nine months ended September 30, 2014 by $15,300 or 0.5%, from $3,275,500 for the nine months ended September 30, 2013 to $3,290,800 for the nine months ended September 30, 2014. We had a provision for loan losses of $225,100 for the nine months ended September 30, 2014, as compared to a provision for loan losses of $131,400 for the nine months ended September 30, 2013. Non-interest income decreased $26,600, or 11.4%, for the nine months ended September 30, 2014, from $233,100 for the nine months ended September 30, 2013 to $206,500 for the nine months ended September 30, 2014. Non-interest expense increased by $198,700, or 5.9%, for the nine months ended September 30, 2014, from $3,351,600 for the nine months ended September 30, 2013 to $3,550,300 for the nine months ended September 30, 2014. Income tax benefit increased by $144,100, from $51,300 for the nine months ended September 30, 2013 to $195,400 for the nine months ended September 30, 2014.

Net Interest Income. Net interest income increased by $15,300, or 0.5%, from $3,275,500 for the nine months ended September 30, 2013 to $3,290,800 for the nine months ended September 30, 2014. The increase in net interest income is primarily attributable to a lower cost of funds. Our interest rate spread has increased from 2.59% for the nine months ended September 30, 2013 to 2.63% for the nine months ended September 30, 2014, primarily due to a 14 basis point decrease in the average yield on interest-earning assets offset by an 18 basis point decrease in the average yield on interest-bearing liabilities.

Interest on loans receivable, net decreased by $186,500, or 4.4%, from $4.2 million for the nine months ended September 30, 2013 to $4.0 million for the nine months ended September 30, 2014, due to a 30 basis point decrease in the average yield. The decrease in the average yield on loans was attributable to market rates remaining at an historically low level. The average balance of loans receivable, net increased by $2.0 million, or 1.7%, from $114.8 million at September 30, 2013 to $116.8 million at September 30, 2014.

Interest on investment securities available-for-sale decreased by $4,100, or 1.4%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, as the result of a $2.0 million, or 11.0%, decrease in the average balance of investment securities available-for-sale, offset in part by a 24 basis point increase in the average yield. Interest on investment securities held-to-maturity increased by $10,400, or 6.3%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, as the result of a $594,600, or 8.0%, increase in the average balance of investment securities held-to-maturity, offset in part by a 5 basis point decrease in the average yield.

Interest on cash and cash equivalents remained low during the nine months ended September 30, 2014 and 2013 due to the historically low prevailing market rates during those periods.

During the nine months ended September 30, 2014, we were able to reduce interest paid on deposits primarily as the result of time deposits being rolled over at lower rates in response to general declines in market interest rates. Interest on time deposits decreased by $165,300, or 16.4%, from $1,008,200 for the nine months ended September 30, 2013, to $842,900 for the nine months ended September 30, 2014, due to a 27 basis point decrease in the average cost of time deposits. The average balance of time deposits increased by $2.4 million, or 2.5%, from $92.0 million at September 30, 2013 to $94.4 million at September 30, 2014. Interest on brokered deposits decreased by $11,200, or 100.0%, from $11,200 for the nine months ended September 30, 2013, to $0 for the nine months ended September 30, 2014, as those deposits matured and were not replaced. Interest on passbook accounts decreased by $9,100, or 36.2%, from $25,200 for the nine months ended September 30, 2013 to $16,100 for the nine months ended September 30, 2014, due primarily to a decrease in the average balance and a 5 basis point decrease in the average cost of passbook accounts. The average balance of passbook accounts decreased by $2.6 million, or 16.5%, during the nine months ended September 30, 2014, from $15.9 million as of September 30, 2013 to $13.3 million as of September 30, 2014.

Interest on other interest-bearing liabilities, which consist of Federal Home Loan Bank advances, increased by $5,000, or 1.1%, from $455,900 for nine months ended September 30, 2013 to $460,900 for the nine months ended September 30, 2014, due to an increase of 3 basis points in the average cost of these other interest-bearing liabilities. At September 30, 2014 and December 31, 2013, we had $20.0 million of Federal Home Loan Bank advances, of which $15.0 million are long-term advances that carry large prepayment penalties.

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

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:

Interest-bearing deposits in other banks	$13,185,674	$27,644	.28%	$13,938,084	$26,931	.26%
Loans receivable, net (3)	116,759,019	4,045,535	4.62	114,797,187	4,232,014	4.92
Investment securities available-for-sale (1)	16,234,278	298,039	2.45	18,234,231	302,133	2.21
Investment securities held-to-maturity (2)	8,006,903	175,599	2.92	7,412,279	165,185	2.97
Other interest-earning assets	1,949,543	69,906	4.78	2,016,927	55,775	3.69

Total interest-earning assets	156,135,417	4,616,723	3.94	156,398,708	4,782,038	4.08

Noninterest-earning assets	8,959,102			9,468,067

Total assets	$165,094,519			$165,866,775

Liabilities and equity:
Time deposits	$94,358,900	$842,881	1.19%	$92,028,062	$1,008,187	1.46%
NOW and money market	7,241,238	6,048	.11	6,135,635	6,008	.13
Passbook	13,264,708	16,084	.16	15,884,073	25,212	.21
Brokered deposits	0	0	.00	333,919	11,235	4.49
Federal Home Loan Bank advances	20,000,000	460,960	3.07	20,000,000	455,933	3.04

Total interest-bearing liabilities	134,864,846	1,325,973	1.31	134,381,689	1,506,575	1.49

Noninterest-bearing liabilities	2,978,585			3,173,335

Total liabilities	137,843,431			137,555,024

Total equity	27,251,088			28,311,751

Total liabilities and equity	$165,094,519			$165,866,775

Net interest income		$3,290,750			$3,275,463

Interest rate spread			2.63%			2.59%

Net interest margin			2.81%			2.79%

Ratio of average interest-earning assets to average interest-bearing liabilities			115.77%			116.38%

(1)	Investment securities available-for-sale are presented at fair market value.
(2)	Investment securities held-to-maturity are presented at amortized cost.
(3)	Loans placed on nonaccrual status are included in average assets.

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

We had a provision for loan losses of $225,100 for the nine months ended September 30, 2014, as compared to a provision for loan losses of $131,400 for the nine months ended September 30, 2013, primarily due to one loan relationship covering seven non-owner occupied one- to- four family residential loans. At September 30, 2014, the allowance for loan losses was $1.9 million, or 1.58%, of the total loan portfolio, as compared to $1.5 million, or 1.32%, of the total loan portfolio at December 31, 2013. The increase of $349,000 in the allowance for loan losses is primarily due to the loan relationship discussed above.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2014	2013

Allowance for loan losses at beginning of period	$1,528,000	$1,395,000
Charge-offs:
Real estate loans:
Owner occupied one-to four-family	185	25,777
Non-owner occupied one-to four-family	0	66,079
Lines of credit	0	0
Commercial	0	0
Residential construction	0	0
Land	0	0
Commercial	0	0
Consumer	0	0

Total charge-offs	185	91,856

Recoveries	97,065	66,449

Net (recoveries) charge-offs	(96,880)	25,407

Provision for loan losses	225,120	131,407
Allowance at end of period	$1,850,000	$1,501,000

Allowance for loan losses to total loans at the end of the period	1.58%	1.28%

Net (recoveries) charge-offs to average loans outstanding during the period	(.08)%	.02%

Noninterest Income. Total noninterest income decreased by $26,600, or 11.4%, from $233,100 for the nine months ended September 30, 2013 to $206,500 for the nine months ended September 30, 2014. The decrease was primarily due to a decrease of $41,500, or 95.8%, in the gain on sale of investments and a decrease of $41,600, or 83.0%, in the gain on sale of loans, offset in part by $26,700 in proceeds received from an insurance company for two REO properties previously sold and a $41,700 gain on the sale of an REO property.

Noninterest Expenses. Total noninterest expenses increased by $198,700, or 5.9%, from $3,351,600 for the nine months ended September 30, 2013 to $3,550,300 for the nine months ended September 30, 2014. The increase primarily was attributable to an increase in salaries and employee benefits of $123,400, or 7.2%, due to the addition of the stock award and stock option plans, an increase in directors fees of $8,400, or 8.3%, due to the addition of the stock award and stock option plans, an increase in legal fees of $21,300, or 16.0%, an increase in data processing expense of $33,400, or 10.7%, and an increase in other general and administrative expenses of $6,900, or 1.5%.

Income Tax Expense. We recognized an income tax benefit of $195,400 during the nine months ended September 30, 2014, as compared to an income tax benefit of $51,300 for the nine months ended September 30, 2013.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $13.4 million. Securities classified as available-for-sale, amounting to $14.6 million at September 30, 2014, provides an additional source of liquidity. In addition, at September 30, 2014, we had the ability to borrow a total of approximately $49.6 million from the Federal Home Loan Bank of Atlanta and had $20.0 million in Federal Home Loan Bank advances outstanding. For additional liquidity, if needed, we have a $3.0 million line of credit with another bank, on which we had no outstanding balance at September 30, 2014.

Certificates of deposit due within one year of September 30, 2014 totaled $27.4 million, or 29.3%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For the nine months ended September 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding stock repurchases during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)

July 1-31, 2014	0	$0	0	77,130
August 1-31, 2014	0	0	0	77,130
September 1-30, 2014	7,500	15.15	0	69,630

TOTAL	7,500

(1)	On July 25, 2013, Fraternity Community Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 142,830 shares, or 10%, of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The Company’s 2015 Annual Meeting of Shareholders will be held on May 12, 2015.

Item 6.	Exhibits

No.	Description

3.1	Articles of Incorporation of Fraternity Community Bancorp, Inc. (1)

3.2	Bylaws of Fraternity Community Bancorp, Inc. (1)

4.0	Form of Common Stock Certificate of Fraternity Community Bancorp, Inc. (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from Fraternity Community Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170215).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRATERNITY COMMUNITY BANCORP, INC.

November 14, 2014

	By:	/s/ Thomas K. Sterner
Thomas K. Sterner
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michelle L. Miller
Michelle L. Miller
Chief Financial Officer
(Principal Financial Officer)